Form 10-K/A
period 2013-12-31
BEAM INC
filed 2014-04-29
CIK 789073

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant at June 28, 2013 (the last day of our most recent second quarter) was $10,207,695,016 based on the closing price as reported on the New York Stock Exchange. The number of shares outstanding of the registrant’s common stock, par value $3.125 per share, at April 28, 2014, was 165,785,694.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Beam Inc., a Delaware corporation (“Beam”, “we,” “our,” “us” or the “Company”), for the fiscal year ended December 31, 2013, originally filed with the SEC on February 18, 2014 (the “Original Filing”). This Amendment is being filed to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because the Company no longer intends to file a definitive proxy statement for an annual meeting of shareholders within 120 days of the end of its fiscal year ended December 31, 2013. Part IV of the Original Filing is being amended solely to add as exhibits Exhibit 2.4 and certain new certifications in accordance with Rule 13a-14(a) promulgated by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 4 and 5 of the certifications have been omitted.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings made with the SEC on or subsequent to February 18, 2014.

Form 10-K Table of Contents

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our Board consists of eight members. The names of the directors, along with their present positions, their principal occupations and directorships held with other public corporations during the past five years, their ages and the year first elected as a director of the Company, are set forth below.

Summary of Qualification of Directors

The Board believes that it is necessary for each of the Company’s directors to possess many qualities and skills. When searching for new candidates, the Nominating and Corporate Governance Committee (the “Nominating Committee”) considers the evolving needs of the Board and searches for candidates who fill any current or anticipated future needs. The Board also believes that all directors must possess extensive business management experience (such as experience as a chief executive officer, chief financial officer or other senior executive officer) and educational experience. The Nominating Committee first considers a candidate’s management experience and then considers issues of judgment, background, stature, potential conflicts of interest, integrity, ethics and commitment to the goal of maximizing stockholder value when considering director candidates. The Nominating Committee also focuses on issues of diversity, such as diversity of gender, race and national origin, education, professional experience and differences in viewpoints and skills. The Nominating Committee does not have a formal policy with respect to diversity, but the Board and the Nominating Committee believe that it is essential that the Board members represent diverse viewpoints. In considering candidates for the Board, the Nominating Committee considers the entirety of each candidate’s credentials in the context of these standards. With respect to the nomination of continuing directors for re-election, the individual’s contributions to the Board are also considered.

The Board believes that there are certain general requirements that are critical for service on the Board, while there are other skills and experiences that should be represented on the Board as a whole but not necessarily by each individual director.

General requirements for all directors:

•	Extensive executive leadership experience;

•	Excellent business judgment;

•	High level of integrity and ethics;

•	Extensive compliance and risk management experience;

•	Original and entrepreneurial thinking; and

•	Strong commitment to the Company’s goal of maximizing stockholder value.

Experiences, qualifications, and backgrounds to be represented on the Board as a whole:

•	Financial and/or accounting expertise;

•	Consumer products expertise;

•	Diversity of background;

•	Knowledge of international markets;

•	Chief Executive Officer/Chief Operating Officer/Chief Financial Officer experience; and

•	Extensive board experience.

Certain individual qualifications and experiences of the directors that contribute to the Board’s effectiveness as a whole are described in the following paragraphs.

Name	Present positions and offices with the Company, principal occupations and other directorships during the past five years	Age	Year first elected director

Richard A. Goldstein	Retired since May 2006; Chairman and Chief Executive Officer of International Flavors & Fragrances Inc., a manufacturer of flavor and fragrance products, from June 2000 until May 2006. Currently also a director of The Interpublic Group of Companies, Inc., Fiduciary Trust Company International and Fortune Brands Home & Security, Inc. Formerly a director of International Flavors & Fragrances Inc.	72	2006

Richard Goldstein’s background as a lawyer, and his 30-year background in consumer packaged goods as Chief Executive Officer of a supplier to consumer goods companies, provides a unique perspective to the Board.

Stephen W. Golsby	Retired since April 2013; President and Chief Executive Officer of Mead Johnson Nutrition Company, a manufacturer of pediatric nutrition products, from September 2008 until April 2013; President of Mead Johnson from January 2004 to September 2008; President, International of Mead Johnson from 2001 to 2003. Currently also a director of Mead Johnson Nutrition Company.	59	2011

Stephen Golsby was formerly the Chief Executive Officer of a publicly-traded global consumer products company. He brings to the Board extensive consumer products company leadership experience and valuable insights with respect to international operations.

Ann F. Hackett	Founder and President of Horizon Consulting Group, LLC, a provider of business strategy, organizational, and human resources advice, since 1996. Currently also a director of Capital One Financial Corporation and Fortune Brands Home & Security, Inc.	60	2007

Ann Hackett founded a company that provides strategic, organizational and human resource consulting services to boards of directors and senior management teams. She brings to the Board entrepreneurial experience and expertise in strategy and human resources.

A.D. David Mackay (Chairman of the Board)	Retired since January 2011; President and Chief Executive Officer of Kellogg Company, a ready-to-eat cereal and convenience foods company, from December 2006 until December 2010; President and Chief Operating Officer of Kellogg Company from September 2003 to December 2006. Currently also a director of Fortune Brands Home & Security, Inc., Green Mountain Coffee Roasters, Inc. and Woolworths Limited. Formerly a director of Kellogg Company.	58	2006

David Mackay served as Chief Executive Officer of one of the world’s premier packaged goods companies, bringing to our Board the perspective of a leader who faced similar external economic, social and governance issues to those that face our Company.

Name	Present positions and offices with the Company, principal occupations and other directorships during the past five years	Age	Year first elected director

Gretchen W. Price	Executive Vice President, Chief Financial Officer and Administrative Officer of Arbonne International, LLC, a prestige personal care products company, since July 2011; Executive Vice President, Administration and Chief Financial Officer of Philosophy, Inc. from 2008 to July 2011; various senior leadership positions at Procter & Gamble prior to 2008, most recently as Vice President of Finance. Currently also a director of Cincinnati Financial Corporation.	59	2012

Gretchen Price serves as the Chief Financial Officer of an international consumer products company. She brings to the Board valuable experience and expertise in accounting, auditing and financial reporting.

Matthew J. Shattock (President and Chief Executive Officer)	President and Chief Executive Officer of the Company since October 2011; President and Chief Executive Officer of Beam Global Spirits & Wine, Inc. from March 2009 to October 2011; Region President of Cadbury Plc, a confectionary company, from 2003 to 2008; Chief Operating Officer of Unilever Best Foods North America, a leading consumer goods company, from 2000 to 2002; various senior leadership positions at Unilever from 1986 to 2000. Currently also a director of V.F. Corporation.	51	2011

Matthew Shattock’s day-to-day leadership as President and Chief Executive Officer of Beam Inc. provides him with intimate knowledge of our business strategy and operations. Matthew Shattock also serves as an important liaison between management and the independent directors of the Board.

Robert A. Steele	Retired since September 2011; Vice Chairman – Global Health and Well Being of Procter & Gamble, a consumer brands company, from July 2007 to September 2011; Group President – Global Household Care of Procter & Gamble from April 2006 to July 2007. Currently also a director of Green Mountain Coffee Roasters, Inc. Formerly a director of Kellogg Company.	58	2011

Robert Steele possesses particular knowledge and experience in accounting and financial matters. He has extensive understanding of the branded consumer products industry and provides the Board insights into consumer dynamics, manufacturing and supply chain, marketing and the retail environment.

Name	Present positions and offices with the Company, principal occupations and other directorships during the past five years	Age	Year first elected director

Peter M. Wilson	Retired since March 2004; Chairman of Gallaher Group Plc, a UK-based company, from May 1997 through March 2004. Formerly a director of Kesa Electricals plc.	72	1994

In addition to a career of over 45 years in marketing consumer goods, Peter Wilson’s experience as Chief Executive Officer of a UK-based, international consumer goods company provides the Board with a global perspective.

Executive Officers

The name, present position and offices with the Company, principal occupations during the past five years and age of each of the Company’s executive officers are set forth below. References to “Beam Global Spirits & Wine, Inc.” are to the spirits operating segment of Fortune Brands, Inc. prior to the Spin-Off.

Name	Present positions and offices with the Company and principal occupations during the past five years	Age

Matthew J. Shattock	President and Chief Executive Officer of the Company since October 2011; President and Chief Executive Officer of Beam Global Spirits & Wine, Inc. from March 2009 to October 2011; Region President of Cadbury Plc, a confectionary company, from 2003 to 2008.	51

Robert F. Probst	Senior Vice President and Chief Financial Officer since October 2011; Senior Vice President and Chief Financial Officer of Beam Global Spirits & Wine, Inc. from September 2008 to October 2011; Vice President Finance at Baxter International Inc., a global diversified healthcare company, from January 2005 to September 2008 where he was a divisional chief financial officer responsible for financial services, strategic planning and business development.	46

William A. Newlands	Senior Vice President and President, North America since October 2011; Senior Vice President and President, North America of Beam Global Spirits & Wine, Inc. from December 2010 to October 2011; Senior Vice President and President, USA of Beam Global Spirits & Wine, Inc. from February 2008 to December 2010.	55

Albert Baladi	Senior Vice President and President, Europe/Middle East/Africa since October 2011; Senior Vice President and President, Europe/Middle East/Africa of Beam Global Spirits & Wine, Inc. from March 2011 to October 2011; Managing Director, South Pacific of YUM! Restaurants International, a division of YUM! Brands, Inc., the world’s largest quickserve restaurant company, from January 2008 to February 2011, where he led the business in Australia and New Zealand.	49

Nicholas I. Fink	Senior Vice President and President, Asia-Pacific/South America since January 2014. Senior Vice President, Chief Strategy Officer from May 2012 to December 2013; Vice President, Strategy & Corporate Development from January 2012 to May 2012; Managing Director of Beam Canada from May 2010 to December 2011; Senior Brand Director Courvoisier and Fortified Wines from October 2009 to May 2010; Associate General Counsel of Beam Global Spirits & Wine, Inc. from June 2006 to October 2009.	39

Kevin B. George	Senior Vice President and Chief Marketing Officer since October 2011; Senior Vice President and Chief Marketing Officer of Beam Global Spirits & Wine, Inc. from September 2009 to October 2011; Vice President and General Manager, Unilever N.V., one of the world’s leading suppliers of consumer goods, from August 2006 to September 2009, where he managed one of Unilever’s three U.S. business units.	47

C. Clarkson Hine	Senior Vice President — Corporate Communications and Public Affairs since October 2011; Vice President — Corporate Communications and Public Affairs from January 2009 to October 2011; Vice President — Corporate Communications from September 1999 to January 2009.	51

Mindy Mackenzie	Senior Vice President and Chief Performance Officer since December 2013; Senior Vice President and Chief Human Resources Officer from October 2011 to December 2013; Senior Vice President Human Resources of Beam Global Spirits & Wine, Inc. from January 2010 to October 2011; Vice President Human Resources and Communications APAC of Campbell Soup Company, a global manufacturer of branded convenience food products, from January 2008 to December 2010, where she directed all regional human resources and communication programs.	43

John Owen	Senior Vice President, Chief Supply Chain Officer since September 2013; Senior Vice President, Global Supply Chain and Process Excellence of Avon Products, Inc., a global manufacturer and marketer of beauty and related products, from 2011 to 2013, where he was responsible for global supply chain management; Senior Vice President, Global Supply Chain of Avon from 2005 to 2011.	56

Kenton R. Rose	Senior Vice President, General Counsel and Chief Administrative Officer and Secretary since October 2011; Senior Vice President, General Counsel and Chief Administrative Officer of Beam Global Spirits & Wine, Inc. from October 2001 to October 2011.	56

In the case of each of the above-listed executive officers, the occupations given were the principal occupation and employment during the periods indicated. No executive officers are related to any other executive officer. No executive officer was selected pursuant to any arrangement or understanding between the executive officer, director, or director nominee and any other person. All executive officers are elected annually by the Board of Directors

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and certain officers, as well as persons who have beneficial ownership of more than 10 percent of our common stock, to file initial reports of beneficial ownership on Form 3, and reports of subsequent changes in beneficial ownership on Forms 4 or 5, with the SEC. Based solely on our review of these forms, and certifications from our officers and directors that no other reports were required for such persons, we believe that all directors and officers subject to Section 16 complied with the filing requirements applicable to them for the fiscal year ended December 31, 2013.

Code of Ethics

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

Corporate Governance Principles

The Board has adopted Corporate Governance Principles, which are available at http://investor.beamglobal.com under the tab “Corporate Governance – Company Policies.” The Principles describe our corporate governance practices and address corporate governance issues such as Board composition and responsibilities, compensation of directors and executive succession planning.

Board Committees

The Board has established an Executive Committee, an Audit Committee, a Compensation and Benefits Committee, a Nominating and Corporate Governance Committee and a Corporate Responsibility Committee. The Audit, Compensation and Benefits, and Nominating and Corporate Governance Committees are composed entirely of independent directors, as defined under the New York Stock Exchange Listed Company Manual and the Company’s Corporate Governance Principles. The charters of these committees (other than the Executive Committee, which does not have a charter) and a list of current committee memberships are available on the Company’s website at http://investor.beamglobal.com under the tab “Corporate Governance – Committees of the Board.”

The Committee memberships as of the date of this Amendment are set forth below:

Name	Audit	Compensation and Benefits	Corporate Responsibility	Executive	Nominating and Corporate Governance
Richard A. Goldstein	X			X	X
Stephen W. Golsby		X	X
Ann F. Hackett		C			X
A.D. David Mackay	X			C	C
Gretchen W. Price(1)	C	X
Matthew J. Shattock			X	X
Robert A. Steele	X		X		X
Peter M. Wilson		X	C	X

An “X” indicates membership on the committee.

A “C” indicates that the director serves as the Chair of the committee.

(1)	Gretchen Price became a member of the Compensation and Benefits Committee effective July 30, 2013 and the Chair of the Audit Committee on September 18, 2013.

Audit Committee

The Company’s separately designated Audit Committee was established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 (the “Exchange Act”). The Audit Committee comprises the following four members: Richard Goldstein, David Mackay, Gretchen Price and Robert Steele. Each member of the Audit Committee, as of the date of this Amendment, is financially literate, has accounting or financial management expertise and has been determined by our Board to be an audit committee financial expert as defined in Item 407(d)(5)(ii) and (iii) of Regulation S-K under the Securities Exchange Act of 1934 (the “Exchange Act”). Each Audit Committee member has also been determined by our Board to be independent as such term is defined in Rule 10A-3 under the Exchange Act and the New York Stock Exchange Listed Company Manual.

Item 11.	Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

IMPACT OF MERGER AGREEMENT

On January 12, 2014, the Company entered into an Agreement and Plan of Merger (as amended as of March 11, 2019, the “Merger Agreement”), with Suntory Holdings Limited, a Japanese corporation (“Suntory Holdings”), and SUS Merger Sub Limited, a Delaware corporation and a wholly-owned subsidiary of Suntory Holdings (“Merger Sub”). Subject to the terms and conditions of the Merger Agreement, Merger Sub will be merged into Beam (the “Merger”), with Beam surviving the Merger as a wholly-owned subsidiary of Suntory Holdings. The Merger Agreement provides for the treatment of outstanding equity awards, including those grants made in 2013. Specifically, upon the closing of the transaction contemplated by the Merger Agreement, (1) each outstanding stock option will vest in full; (2) each Restricted Stock Unit (“RSU”) Award will vest in full; and (3) each performance award will vest on a pro-rated basis and the applicable performance goal(s) will be deemed to have been satisfied at 100% of the target level of performance. For more information, please refer to “Treatment of Equity Awards” on page 4 of our definitive proxy statement on Schedule 14A filed with the SEC on February 19, 2014.

EXECUTIVE SUMMARY

This Compensation Discussion and Analysis (“CD&A”) describes our executive pay philosophy, the process we use to establish executive pay and the pay program applicable to our named executive officers (“NEOs”) during 2013. The Compensation and Benefits Committee of the Board (the “Compensation Committee”) administers our executive pay program. This CD&A provides information regarding the compensation and benefits provided to the following NEOs:

Name	Title
Matthew J. Shattock	President and Chief Executive Officer (“CEO”)
Robert F. Probst	Senior Vice President and Chief Financial Officer (“CFO”)
William A. Newlands	Senior Vice President and President, North America
Philip Baldock	Former Senior Vice President and President, Asia-Pacific/South America
Albert Baladi	Senior Vice President and President, Europe/Middle East/Africa

2013 Business Highlights

Beam Inc. in 2013 extended its track record of delivering profitable growth and further strengthened its position as a leader in the global spirits industry.

The Company has long believed in a pay-for-performance approach to compensation. The Company’s financial results, performance against targets, and achievement of strategic goals were important considerations for the Compensation Committee as it made compensation decisions in 2013. Beam Inc. evaluates overall Company performance and geographic performance for the following segments: North America; Europe, Middle East and Africa (“EMEA”); and Asia Pacific and South America (“APSA”).

•	In 2013, the Company continued to execute its disciplined growth strategy that relies on Creating Famous Brands, Building Winning Markets and Fueling Our Growth.

•	Net sales reached a record in 2013, increasing 4% to $2.55 billion (excluding excise taxes).

•	The Company’s primary growth drivers were premium whiskeys — led by Jim Beam, Maker’s Mark, Canadian Club, Knob Creek, Basil Hayden’s and Laphroaig — a full-year of results for Pinnacle Vodka (acquired in 2012), and innovative new products.

•	Geographically, comparable sales growth was led by market outperformance in North America (+5%) and EMEA (+6%), partly offset by lower sales in APSA (-9%), the company’s smallest segment.*

•	Beam delivered growth in earnings per share before charges/gains that exceeded the Company’s long-term target of high-single-digit growth. Diluted earnings per share before charges/gains increased 10% to $2.63.* On a GAAP basis, diluted earnings per share were off 11% at $2.24, reflecting net charges related to items including early extinguishment of debt and a non-cash impairment of a tradename in Spain.

•	Beam generated free cash flow of $332 million, above the company’s updated 2013 target of $275-325 million.*

•	The Company continued its strong stewardship of capital and maintained a strong balance sheet. During the year, Beam increased the dividend 10% and refinanced a portion of its long-term debt. Return on invested capital was 7% and was 23% excluding intangibles.*

•	Beam Inc.’s stock, including dividends, returned 13% from January 1, 2013 to December 31, 2013.

*	Reconciliations for non-GAAP measures to the most closely comparable GAAP measures are presented in Appendix A to this report, along with a description of the methodology used to determine such non-GAAP measures.

•	Beam entered 2014 with momentum in the marketplace and confidence in its prospects to deliver sustainable, profitable long-term growth.

Pay-for-Performance in 2013

The Compensation Committee and the Company strive to create a pay-for-performance culture. The compensation actions for 2013 reflected the Company’s commitment to this performance-based culture, as described below:

•	More than 60% of each NEO’s target total compensation is at risk incentive pay, and approximately 85% of the CEO’s target total compensation is at risk incentive pay.

•	Each NEO participated in the Beam Executive Incentive Plan, which annually awards incentive compensation based on pre-established performance goals relating to net sales, operating income and free cash flow.

•	Each NEO received 2013 long-term incentive grants of a combination of the following: performance share awards, stock options and restricted stock units.

Summary of Executive Compensation Practices

To assure that our executive pay practices emphasize and drive our business model, align executive interests with those of stockholders and appropriately balance governance, oversight and risk management, our Compensation Committee, composed entirely of independent directors, has adopted the following corporate governance practices that are supportive of our executive compensation objectives and philosophies.

What We Do

✓	Pay for performance with appropriate caps on incentive plans

✓	Target compensation around the 50th percentile of our peer group

✓	Design our compensation practices to avoid excessive risk

✓	Use an independent compensation consultant that provides no other services to the Company

✓	Require our executives to maintain a significant ownership interest in the Company’s stock

✓	Maintain a clawback policy that allows the Company to recoup incentive payments in the event of certain financial restatements

✓	Require a double trigger in the event of a change in control for cash severance and for most equity to be accelerated

What We Don’t Do

✗	We don’t allow executives to hedge their exposure to ownership of, or interest in, Company stock

✗	We don’t allow executives to pledge shares of Company stock to secure debts or other obligations

✗	We don’t pay dividends or dividend equivalents on unearned performance shares

✗	We don’t reprice stock options

✗	We don’t pay an excise tax gross up on severance benefits

COMPENSATION PHILOSOPHY

Key Objectives

The Compensation Committee has established the following objectives that apply to the Company’s executive pay program:

Objective	Rationale
Align the interests of management with those of the Company’s stockholders	To assure that management takes both an immediate and long-term approach to the Company, the Company employs a combination of short-term and long-term incentive programs, which the Compensation Committee believes align the interests of executives with those of stockholders. The Company’s Stock Ownership Guidelines also reinforce the alignment of executive interests with those of the Company and its stockholders.

Maintain a total rewards strategy that supports the Company’s overall business strategy	The total rewards strategy encourages a cooperative approach to developing innovative business solutions, while aligning employee behavior with the Company’s priorities and values.

Reinforce the pay-for-performance culture at the Company	Pay-for-performance is a key principle in our compensation philosophy; it is not only important that NEOs and key executives exemplify the pay-for-performance culture, but that their actions, both individually and collectively, as key business leaders, are reinforced through the attainment of positive business outcomes.

Attract, retain and motivate superior executive talent through competitive salary and total compensation	In order to outperform our competitors in all areas, we believe we need to regularly evaluate, improve and innovate, and therefore must be able to continuously attract, retain and motivate key talent.

Provide incentive compensation that promotes desired behavior without encouraging excessive risk	We recognize the importance of sustained performance, but we do not encourage or tolerate behavior that would result in excessive risk to the Company. Our plans and programs are designed to encourage innovation and entrepreneurial thinking and behavior in a manner that does not put the Company at unnecessary risk.

Guiding Principles

The Compensation Committee has further developed the following principles that it believes support the objectives outlined above:

Principle	Rationale
An independent compensation committee should establish and review total executive pay	Our pay-for-performance culture requires ongoing measurement of business and individual performance against goals. Therefore, it is important to assure through independent assessment and critical review that executive pay plans and arrangements align individual and Company performance with the stated objectives of the Company.

Compensation should be competitive with our peers, and allow flexibility to attract key personnel while reflecting the global nature of our workforce	To attract the highest caliber talent, it is important that we provide a total compensation package that not only allows the Company to maintain its current workforce, but also attract and retain other key personnel.

Incentive compensation should align with and help reinforce business strategy and objectives and the Company’s desired culture, and incentivize desired behavior	Incentive compensation is a key component in our pay-for-performance culture. Short-term and long-term incentive compensation directly connects individual compensation with the attainment of the Company’s financial and strategic goals, including sales, operating income, earnings per share performance and value creation for stockholders.

A significant portion of executive pay should be equity-based	To increase the executives’ focus on the Company’s long-term performance, align their interests with those of our stockholders and create an ownership culture, it is important that a significant portion of executive pay be at-risk in the form of equity-based compensation.

Stock ownership guidelines should be followed	To foster an ownership mentality and, specifically, to further align the economic interests of key executives with those of our stockholders, it is important that such executives hold a meaningful level of the Company’s stock throughout their tenure with the Company.

PROCESS FOR ESTABLISHING EXECUTIVE PAY

Roles in the Executive Pay Process

Beam maintains a rigorous executive pay process. The following identifies the various parties that participated in the Company’s 2013 executive pay review and approval process and describes the role of each party in the process.

Board of Directors

The Board annually reviews the CEO’s performance with respect to specified performance goals established by the Board and consults with the Compensation Committee with respect to appropriate CEO compensation.

Compensation Committee

The Compensation Committee establishes total target compensation and short-term and long-term incentive plan goals for the CEO in consultation with independent members of the Board and reports CEO compensation to the Board in executive session.

The Compensation Committee works with the CEO and reviews his evaluation of the performance of his direct reports as well as the performance evaluation for other executive officers. The committee approves compensation actions for such officers (with the input of the CEO) and administers employee compensation and benefit programs delegated to the Compensation Committee as reflected in its charter, including approval of performance goals under annual incentive plans equity program design, and grant levels.

When establishing executive pay, the Compensation Committee reviews tally sheets that include data on individual items of compensation and each executive’s current and historical total compensation package. The review considers compensation currently payable, benefits and perquisites, as well as contingent compensation, including incentive compensation and compensation payable only if certain circumstances occur, such as involuntary termination of employment without cause or certain terminations of employment following a change in control.

CEO

The CEO evaluates each of his direct report’s performance and reports to the Compensation Committee on the performance of each direct report and each executive officer. He also recommends prospective compensation actions to the Compensation Committee with respect to the direct reports and other executive officers.

While the Compensation Committee and/or the Board may request that the CEO participate in meetings and provide information that it deems helpful in reviewing and establishing executive compensation, under no circumstances does the CEO participate in the Compensation Committee’s review and establishment of CEO compensation.

Independent Compensation Consultant

The Compensation Committee retains Meridian Compensation Partners, LLC (“Meridian”) as its independent compensation consultant. Meridian provides advice and recommendations to the Compensation Committee regarding the amount and form of executive pay. Meridian regularly communicated with the Compensation Committee during 2013 and participated in seven Compensation Committee meetings during 2013 and related executive sessions. Meridian provides advice and guidance to the Compensation Committee, including market-competitive data that assists the committee in evaluating and establishing executive pay.

To assure Meridian’s ongoing independence, Meridian is prohibited from providing other services to the Company or its management. The Compensation Committee assessed Meridian’s independence against the six independence factors adopted by the SEC, including whether Meridian had any actual or potential conflicts of interest. In addition, the Compensation Committee reviewed Meridian’s terms of engagement and its compensation and performance during 2013 and determined that Meridian had no relationship with any of the Company’s executive officers. Based on this review and assessment, the Compensation Committee concluded that Meridian was and continues to remain independent.

Peer Group Companies

The Compensation Committee, with Meridian’s advice and assistance, reviews current compensation against compensation of similarly situated public companies and direct competitors (the “Peer Group”). The Compensation Committee works with Meridian to review the Company’s Peer Group selection criteria and ultimately the Peer Group selected. The Compensation Committee, considering the advice of Meridian, regularly reviews the Peer Group to assure that the Peer Group reflects what the Compensation Committee believes to be an accurate representation of market comparators. The Compensation Committee considers revenue, market capitalization, relative financial and stock performance, industry, market segment, international footprint, competitors for executive talent and whether the company is a direct competitor of the Company, among other factors, when reviewing and establishing the Peer Group. After careful review and consideration, the Compensation Committee provides final approval of the Peer Group.

The following is the Peer Group used by the Company to establish compensation for executives for the fiscal year ended December 31, 2013:

Brown-Forman Corporation	H.J. Heinz Co.
Campbell Soup Co.	The Hershey Co.
Constellation Brands, Inc.	Hormel Foods Co.
Dean Foods Co.	Lorillard Co.
Del Monte Foods Co.	McCormick & Co. Inc.
Diageo plc	Molson Coors Brewing Co.
Dr. Pepper Snapple Group Inc.	Monster Beverage Corp.
Flowers Foods, Inc.	Ralcorp Holdings Inc.
Green Mountain Coffee Roasters Inc.	Reynolds America Inc.
The J.M. Smucker Co.

Benchmarking

The Compensation Committee annually benchmarks individual executive pay and the overall executive pay program design against the Peer Group.

The Compensation Committee targets total compensation within the competitive range of the 50th percentile of Peer Group compensation, based on size-adjusted market data. While the Compensation Committee generally aims to provide compensation within the targeted range, factors unique to a particular executive, including his or her employment situation or special skills, employment location, experience and performance may affect the executive’s base salary and total compensation either positively or negatively compared to the targeted range. The Compensation Committee considers the following factors when establishing an executive’s compensation in addition to market data:

•	Role and responsibilities within the Company;

•	Experience and value to the Company;

•	Individual performance;

•	Long-term succession potential; and

•	Ability of the Company to replicate the executive’s knowledge, skills and abilities.

The total target compensation (i.e., the sum of base salary, target annual incentive opportunity and target long-term incentive opportunity) for the NEOs other than Messrs. Baldock and Baladi was within the competitive range of the 50th percentile of market comparability data.

Mr. Baladi’s total target compensation was above the 50th percentile of peer group compensation. The Compensation Committee reviewed Mr. Baladi’s total target compensation, recognizing that it fell outside the Company’s target range, and determined the compensation to be appropriate based on his strong record of success and unique skill set as well as differences in regional market data.

Mr. Baldock’s total target compensation was at the third quartile of peer group compensation. The Compensation Committee reviewed Mr. Baldock’s total target compensation, recognizing that it fell outside the Company’s target range, and determined the compensation to be appropriate. Mr. Baldock retired from the Company effective December 31, 2013.

Stockholder Input

The Compensation Committee also seeks to assure that the Company’s executive pay program is aligned with the interests of its stockholders. In that respect, as part of its ongoing review of the Company’s executive pay program, the Compensation Committee considered the approval by more than 94% of the votes cast for the “Say on Pay” vote at the Company’s 2013 annual meeting of stockholders and determined that the Company’s executive pay philosophy, compensation objectives, and compensation elements continued to be appropriate and did not suggest any changes to the Company’s executive pay program in response to such vote.

ELEMENTS OF NEO PAY

The principal components of NEO compensation are base salary, annual and long-term incentive compensation and retirement and severance benefits. The chart below depicts the relative weighting of 2013 base salary and target annual and long-term incentives for our NEOs.

Base Salary

The Company provides a market-competitive base salary to its NEOs to attract and retain quality talent. Each NEO’s base salary recognizes level of responsibility, experience, regional market differences in order to be competitive, individual performance and tenure. The Compensation Committee may adjust base salaries from the targeted pay objective to reflect a particular NEO’s unique skill set, experience, performance, and expertise. In 2013, base salaries for NEOs other than Mr. Baldock were increased consistent with a typical market merit increase as reflected in the chart below. The base salaries for the NEOs as of December 31, 2013 and 2012 were as follows:

NEO	Base Salary 12/31/13	Base Salary 12/31/12	Percent Increase
Matthew J. Shattock	$1,030,000	$1,000,000	3.00%
Robert F. Probst	$580,000	$561,000	3.40%
William A. Newlands	$580,000	$561,000	3.40%
Philip Baldock	AUD$678,000 (USD$604,573) [1]	AUD$678,000 (USD$704,713)[1]	0.00%
Albert Baladi	EUR$417,150 (USD$573,289) [2]	EUR$386,250 (USD$509,580)[2]	8.00%

[1]	Based on a conversion rate of AUD to USD of 1 to 0.8917 on December 31, 2013 and AUD to USD of 1 to 1.0394 on December 31, 2012.
[2]	Based on a conversion rate of EUR to USD of 1 to 1.3743 on December 31, 2013 and EUR to USD of 1 to 1.3193 on December 31, 2012.

Annual Incentive Compensation

Each NEO participated in the Beam Executive Incentive Plan (the “EIP”) in 2013. The Company provides awards to NEOs under the EIP to align each NEO’s performance with the short-term goals of the Company, as measured by sales, operating income and Company free cash flow performance. The Compensation Committee established targets and executive awards under the EIP based on a combination of performance metrics. For Messrs. Shattock and Probst, the Compensation Committee established goals under a Company net sales/operating income matrix and based on Company free cash flow. For Messrs. Newlands, Baldock and Baladi, the Compensation Committee established targets under the same metrics applicable to Messrs. Shattock and Probst, plus a regional matrix aligned with their own respective areas of responsibility. The metrics applicable to each executive were evaluated and approved by the Compensation Committee to align the compensation of each executive with Company-wide and/or business segment performance, depending on the executive’s role within the Company. The operating income metrics in the respective matrices are on a before charges/gains basis.

Executive awards under the EIP are subject to discretionary adjustment by the Compensation Committee based on its evaluation of performance and overall contributions to the performance of the Company. In making any such discretionary adjustments, the Compensation Committee takes into consideration performance against specific goals, outstanding performance in a particular region, entrepreneurial and outstanding achievement, innovation, outstanding and forward thinking leadership, establishment of new relationships and product lines, success despite regional or broader market challenges, and other individual efforts that exceed expectations or the executive’s scope of duties and drive the Company’s success. The Committee may also adjust awards to account for unusual or unexpected events, the impact of acquisitions and divestitures, and non-recurring items.

Weighting of EIP performance metrics for 2013 are set forth in the following table:

NEO	2013 Metrics
Matthew J. Shattock	80% Beam Sales/Operating Income Matrix; 20% Beam Free Cash Flow
Robert F. Probst	80% Beam Sales/Operating Income Matrix; 20% Beam Free Cash Flow
William A. Newlands	60% Segment Sales/Operating Income Matrix; 20% Beam Sales/Operating Income Matrix; 20% Beam Free Cash Flow
Philip Baldock	60% Segment Sales/Operating Income Matrix; 20% Beam Sales/Operating Income Matrix; 20% Beam Free Cash Flow
Albert Baladi	60% Segment Sales/Operating Income Matrix; 20% Beam Sales/Operating Income Matrix; 20% Beam Free Cash Flow

A particular performance matrix is built around targets for sales and operating income performance for the Company or particular business segment, which produces an operating income margin focus. The Company or business segment must achieve at least the minimum operating income growth threshold in order to receive a payout. For 2013, the threshold and maximum award opportunities were 20% and 200% of target, respectively.

The 2013 matrix for Company performance was as follows:

Beam Inc.
Operating Income (shown as millions) OI Margin (Operating Income / Net Sales)	27.0%	80% $676.4	150% $696.7	200% $717.0
		80% $659.5	100% $676.4	150% $696.7
		60% $642.6	80% $659.5	100% $676.4
		40% $625.7	60% $642.6	80% $659.5
	23.7%	20% $608.8	40% $625.7	60% $642.6
		$2,505.9 0.0%	$2,606.2 4.0%	$2,706.4 8.0%

Net Sales (shown as millions) (Growth Rate over Prior FY)

The Compensation Committee determined target performance goals to be appropriate because at the time of grant, the goals were believed to be challenging but achievable through sound management and execution against overall Company and business segment strategy. Award levels at the higher levels of performance under each matrix were established as stretch goals for the Company or business segment and the leadership team.

Individual award targets were established as a percentage of each NEO’s base salary under the EIP. Targets were developed based on each NEO’s role within the organization and the assessment of the NEO’s total compensation relative to market. The EIP targets for the NEOs were as follows as of December 31, 2013:

NEO	Annual Incentive Target
Matthew J. Shattock	130%
Robert F. Probst	85%
William A. Newlands	85%
Philip Baldock	65%
Albert Baladi	65%

For 2013, the Compensation Committee set Company net sales and operating income before charges/gains targets of $2,606.2 million and $676.4 million, respectively, and a free cash flow target of $341.4 million. The Compensation Committee set segment net sales and operating income before charges/gains targets as follows: North America $1,612.3 million and $428.1 million, respectively, EMEA $526.3 million and $127.9 million, respectively, and APSA $519.6 million and $119.2 million, respectively.

The Company reported net sales of $2,547.3 million and operating income before charges/gains of $667.6 million.* As permitted under the terms of the EIP, the Committee adjusted the performance results to account for the impact of foreign exchange rates and other costs that the Committee deemed were not indicative of the Company’s underlying performance for 2013.

For 2013, adjusted performance for Beam Inc. and EMEA exceeded targeted goals as measured by the applicable performance matrix but did not exceed the Company free cash flow target. In 2013, adjusted performance on the Company net sales/operating income matrix was 106% of target and on each of the segment sales/operating income matrices was: North America 90% of target, APSA 0% of target and EMEA 125% of target. Company free cash flow was at 86% of target.

Based on its evaluation of the applicable performance matrices, the Compensation Committee subsequently approved awards to each NEO as follows:

NEO	Target Award	Maximum Award	Actual Award
Matthew J. Shattock	$1,339,000	$2,678,000	$1,365,780
Robert F. Probst	$493,000	$986,000	$502,860
William A. Newlands	$493,000	$986,000	$458,490
Philip Baldock	$392,972	$785,944	$153,259
Albert Baladi	$372,638	$745,276	$421,081

Long-Term Performance Incentives

Overview

In 2011, Company stockholders approved the Beam Inc. 2011 Long-Term Incentive Plan (“LTIP”). The Company designed the LTIP to allow for flexibility in rewarding the attainment of Company goals, while also assuring the alignment of NEO interests with those of stockholders, and particularly the long-term profitability of the Company and the performance of Company stock. The LTIP also plays an important role in promoting an ownership culture among the employees of the Company while supporting the overall goal of a pay-for-performance culture. Under the LTIP, the Compensation Committee has the authority to grant performance shares, stock options, restricted stock, restricted stock units, and cash-based incentive awards.

Each NEO is granted awards under the LTIP with an aggregate target value established with reference to market 50th percentile. In 2012, the Company changed the mix of LTIP awards for its executives, including the NEOs, to eliminate cash-settled performance awards as a form of award and to shift an increasing percentage of each executive’s awards to stock based compensation. The Committee felt that this change would further align the interests of each executive with those of stockholders. Mr. Shattock’s 2013 awards were allocated as follows: 50% performance shares, 25% stock options and 25% restricted stock units. The remaining NEOs were allocated 2013 awards as follows: 40% performance shares, 30% stock options and 30% restricted stock units.

The treatment of outstanding LTIP awards, including the 2013 grants, is addressed in the Merger Agreement. See “Impact of Merger Agreement” on page 8 of this report for more details.

*	Reconciliations for non-GAAP measures to the most closely comparable GAAP measures are presented in Appendix A to this report, along with a a description of the methodology used to determine such non-GAAP measures.

Performance Share Awards

Performance shares are awarded based on achievement of cumulative earnings per share (“EPS”) and return on invested capital (“ROIC”) targets over a three-year performance period. EPS is weighted at 80% and ROIC is weighted at 20%. These two measures were selected because the Compensation Committee believes that they drive long-term stockholder value creation by capturing growth through the EPS measure and returns through the ROIC measure. The Company grants performance share awards with payout determined following the end of a three-year performance period. At the completion of the three-year performance period, overall performance is evaluated and appropriate awards are determined based on performance against stated targets.

At its February 2013 meeting, the Compensation Committee approved target performance share awards for the 2013-2015 performance period for each of Messrs. Shattock, Probst, Newlands, Baldock and Baladi. The target number of performance shares awarded to each NEO was determined based on the closing price of Company common stock on the date of grant and is listed in the table on page 22 of this report.

Stock Options

In February 2013, the Compensation Committee granted stock options to each of the NEOs. The exercise price of the options was established as the closing price of Company common stock on the date of grant. The number of stock options granted to each NEO in 2013 is listed in the table on page 22 of this report. Stock options only have value to the extent that the price of Beam stock on the date of exercise exceeds the stock price on the date of grant. Options are therefore provided to executives to align their long-term interests with those of stockholders. Stock options also create a retention mechanism by virtue of their multi-year vesting schedule.

Time-Vested Restricted Stock Units

Restricted Stock Units (“RSUs”) are time-vested grants that award shares of common stock to executives who satisfy the applicable vesting period. Each RSU is settled in one share of Company common stock. It is a market-competitive practice in the Company’s Peer Group to issue RSUs, and the Compensation Committee believes that RSUs enforce stability in the Company’s executive workforce by providing an incentive to the executive to remain employed with the Company. The Compensation Committee believes that RSUs also encourage long-term value creation and align NEO financial interests with those of stockholders.

The Compensation Committee approved the award of RSUs to Messrs. Shattock, Probst, Newlands, Baldock and Baladi at its February 2013 meeting. The number of RSUs awarded to each NEO was determined based on the closing price of Company common stock on the date of grant. The RSUs “cliff” vest on the third anniversary of the date of grant and are also subject to a performance metric specifically designed to qualify the awards for the performance-based exemption under Section 162(m) of the Internal Revenue Code. The number of RSUs granted to each NEO in 2013 is listed in the table on page 22 of this report.

Cash-Settled Performance Awards

Cash-settled performance awards were historically provided at the business segment level, and were introduced to reward intermediate and long-term performance goals specific to the operating company. The Company evaluated its practice of providing cash-settled performance awards in 2011, and determined to discontinue this practice for grants occurring in 2012 and thereafter. When it made this change, the Company determined that long-term awards were more appropriately linked to the Company’s equity as opposed to cash payment, particularly since awards under the EIP are also paid in cash.

For the 2011-2013 performance period, the NEOs other than Mr. Baldock received cash-settled performance awards valued based on performance units with a notional target value of $400 per unit. Performance is evaluated based 50% on operating income results and 50% on return on net tangible assets (“RONTA”) results. Goals for the 2011-2013 performance period were based on operating income and RONTA for the full three-year performance period, as established at the start of the performance period. In Mr. Baldock’s case, target cash-settled performance awards are valued as a percentage of base salary rather than as performance units. His cash-settled performance awards were targeted at 60% of base salary, and measured in the same equally weighted operating income and RONTA measures applicable to other NEOs.

The 2011 – 2013 performance period resulted in a 93% achievement against target with payouts to the NEOs as follows: Mr. Shattock $651,000; Mr. Probst $148,800; Mr. Newlands $148,800, and Mr. Baldock $337,352 and Mr. Baladi $148,800.

OTHER ELEMENTS OF NEO COMPENSATION AND BENEFITS

Retirement and Deferred Compensation Benefits

The Company believes that retirement benefits are an important element of its executive pay program. The Company feels that the retirement and deferred compensation benefits offered provide a market-competitive level of income upon retirement. The Company provides retirement benefits to NEOs in the United States through a combination of a tax-qualified defined contribution plan and a nonqualified excess benefit plan, with a defined contribution component. The nonqualified plan allows participating executives to accrue benefits that are otherwise limited by the Internal Revenue Code under the Company’s qualified defined contribution retirement plan. Effective as of January 1, 2013, the Company also established a voluntary deferral nonqualified deferred compensation plan for its eligible U.S. employees including members of senior management. The new plan allows participants to voluntarily defer receipt of a portion of their cash compensation. The Company provides retirement benefits to NEOs in Spain and Australia through locally maintained defined contribution plans.

Perquisites

The Company provides its NEOs with modest perquisites and other personal benefits which are consistent with market practice and the Compensation Committee’s philosophy of attracting and retaining exemplary executive talent. The Compensation Committee periodically reviews the levels of perquisites and other personal benefits provided to NEOs to assure that such benefits are consistent with the Company’s executive pay philosophy.

Change in Control and Severance Agreements

The Company maintains a severance and change in control agreement with each NEO. The Company maintains these agreements to assure the continuity of key management through the date of a potential change in control, and to allow management to maintain focus on the business in the event of a change in control. These market-competitive agreements generally provide for severance pay in the event of involuntary termination of employment by the Company without cause or voluntary termination of employment by a NEO in the event of “good reason.” No severance is available if a NEO’s employment is terminated due to death or disability or by the Company for cause. The agreements also limit the ability of executives to work for direct competitors after their employment with the Company has ended in connection with a non-change in control severance.

Enhanced benefits are available to NEOs if their termination event occurs within a specified period following a change in control. The change in control severance pay is a “double trigger” severance benefit, meaning that both a change in control must occur, and the executive must either voluntarily terminate employment for “good reason” following the change in control, or be terminated by the Company or its successor without cause following the change in control. The Company entered into these agreements with the NEOs in 2011 based on a review of market practices and the advice of Meridian. In designing the agreements, the Company specifically prohibited excise tax gross-ups. These agreements are described in more detail on pages 27 to 30 of this report.

POLICIES, GUIDELINES AND DEDUCTIBILITY OF COMPENSATION

Clawback Policy

The Company’s clawback policy empowers the Board to seek recoupment of incentive compensation paid to NEOs and other key employees in the event of a material restatement of the Company’s financial statements (other than changes required to comply with changes to applicable accounting principles). The Compensation Committee regularly reviews the clawback policy to assure compliance with applicable laws, and the Compensation Committee will revise the policy as appropriate to assure compliance with applicable law. The clawback policy applies to the Company’s annual incentive plan and long-term incentive plan.

Stock Ownership Guidelines

The following summarizes the ownership multiples in the current Stock Ownership Guidelines as approved by the Compensation Committee and in effect for NEOs:

Officer Level	Ownership Multiple
Chief Executive Officer	6 times base salary
Senior Vice Presidents (Region Presidents and CFO)	3 times base salary

The guidelines are intended to provide a minimum level of ownership for executives of the Company. In addition, Company policy prohibits directors, officers and certain subsidiary employees from hedging the risk of owning Company stock or from trading in derivatives of the Company’s stock. Each of the NEOs is on pace to satisfy or exceed the requirements of the guidelines within the five-year period outlined in the guidelines.

Deductibility of Certain Compensation

Section 162(m) of the Internal Revenue Code limits the income tax deduction that is available to public companies for compensation paid to each of the chief executive officer and the other three most highly compensated executive officers, other than the chief financial officer, unless the compensation qualifies as performance-based compensation under Section 162(m). The Company intends to avail itself of the exemption from Section 162(m) for performance-based compensation when practicable, but reserves the right to award compensation that may not be fully deductible if payment of such compensation is determined to be in the interests of the Company and its stockholders.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on the review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Compensation and Benefits Committee

Ann F. Hackett, Chair Stephen W. Golsby Gretchen W. Price Peter M. Wilson

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No person who served as a member of the Compensation Committee during the last fiscal year has (i) served as one of our officers or employees; or (ii) any relationship requiring disclosure under Item 404 of the SEC’s Regulation S-K. None of our executive officers serve as a member of the board of directors or as a member of a compensation committee of any other company that has an executive officer serving as a member of our Company’s Board or our Company’s Compensation Committee.

COMPENSATION RISKS

We believe that risks arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on the Company. In addition, the Compensation Committee believes that the mix and design of the elements of executive compensation do not encourage management to assume excessive risks. The Compensation Committee, with assistance from its independent compensation consultant, reviewed the elements of executive compensation extensively to determine whether any portion of the Company’s executive compensation policies and practices encouraged excessive risk taking and concluded:

•	significant weighting towards long-term incentive compensation discourages short-term risk taking;

•	rolling three-year performance targets discourage short-term risk taking;

•	caps on incentive awards and compensation clawback provisions discourage excessive risk taking;

•	equity ownership guidelines discourage excessive risk taking; and

•	as a consumer products business, the Company does not face the same level of risks associated with compensation for employees in other industries or sectors, such as financial services (traders and transactions involving instruments with a high degree of risk) or technology (rapidly changing markets).

Furthermore, as described in the Compensation Discussion and Analysis, compensation decisions include independent committee oversight, which prevents excessive risk taking aimed at exploiting formulae or objective evaluation metrics.

2013 EXECUTIVE COMPENSATION

The Summary Compensation Table below sets forth accounting values for both fixed and variable elements of compensation for the NEOs, including unvested and/or unpaid stock awards and unexercised stock options. For example, stock options granted to each of the NEOs during 2013 are presented in the Option Awards column of the table below based on the awards’ grant date fair value as determined under applicable accounting rules. However, the amount each NEO realizes from these equity awards may differ materially from the amounts shown in the table below and the related footnotes (in certain circumstances, the NEOs may realize no value under these awards). Similarly, restricted stock unit and performance share awards that have been granted to each of the NEOs during 2013 are presented in the Stock Awards column of the table below based on the awards’ grant date fair value as determined under applicable accounting rules, even though the executive may later forfeit the award. Investors should note that equity compensation awards granted or paid to the NEOs are reported in several different tables in this report as required by the SEC’s executive compensation disclosure rules.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)(4)	Option Awards ($)(4)(5)	Non-Equity Incentive Plan Compensation ($)(6)	All Other Compensation ($)(7)	Total ($)
	A	B	C	D	E	F	G	H
Matthew J. Shattock	2013	1,021,950	0	3,224,980	1,074,996	2,016,780	294,411	7,633,117
President & CEO	2012	991,667	0	3,000,038	999,998	2,748,167	259,111	7,998,980
	2011	851,250	0	4,659,073	4,206,388	2,037,875	222,289	11,976,875
Robert F. Probst	2013	574,902	0	804,971	345,007	651,660	145,597	2,522,137
SVP & Chief Financial	2012	558,250	0	769,978	329,998	648,102	139,526	2,445,855
Officer	2011	512,500	0	1,054,808	1,339,690	784,700	129,147	3,820,845
William A. Newlands	2013	574,902	0	804,971	345,007	607,290	163,321	2,495,490
SVP, President North	2012	558,250	0	769,978	329,998	790,035	150,993	2,599,254
America	2011	520,000	400,000	1,054,808	1,339,690	830,800	144,869	4,290,167
Philip Baldock	2013	604,573	0	560,028	239,997	490,611	49,302	1,944,511
SVP, President Asia	2012	704,713	0	524,977	224,998	684,282	57,167	2,196,137
Pacific/South America	2011	692,170	0	790,988	1,089,697	1,012,031	56,446	3,641,332
Albert Baladi	2013	561,894	0	595,037	254,994	569,881	96,636	2,078,442
SVP, President EMEA	2012	505,869	400,000	524,977	224,998	493,273	103,926	2,253,044
	2011	404,750	400,000	790,988	1,000,147	302,900	498,946	3,397,731

(1)	Salary: The amounts listed in Column B reflect base salaries received by the NEOs. In the case of Messrs. Baldock and Baladi, base salary amounts have been converted to U.S. dollars from local currency based on the conversion rate in effect on December 31 of the reported year. For the year ended December 31, 2013, the conversion rates were AUD to USD of 1 to 0.8917 for Mr. Baldock and EUR to USD of 1 to 1.3743 for Mr. Baladi.
(2)	Bonus: The amounts listed in Column C reflect a $400,000 sign-on bonus paid to Mr. Baladi in each of 2011 and 2012 and a $400,000 retention bonus paid to Mr. Newlands in 2011 pursuant to a 2009 retention agreement.
(3)	Stock Awards: The amounts listed in Column D reflect the grant date fair values calculated in accordance with Financial Accounting Standards Board Accounting Codification Topic 718, Compensation – Stock Compensation (“FASB ASC Topic 718”) for RSUs and, with respect to 2013 and 2012, performance shares awarded. The amounts for performance shares granted during 2013 and 2012 are calculated based on the Company achieving a “target” level of performance, which is the probable satisfaction of the performance conditions for such awards. The maximum payout for these performance shares is 200%, for which in 2013, assuming a value per share of $61.42, would equate to $4,300,014 for Mr. Shattock; $919,949 for Mr. Probst; $919,949 for Mr. Newlands; $639,996 for Mr. Baldock and $680,042 for Mr. Baladi.
(4)	Founders Grants: The values for 2011 in Columns D and E include one-time founders grants to the NEOs. In recognition of the changing roles of the NEOs in connection with the Home & Security spin-off, the Compensation Committee awarded one-time founders grants to the NEOs effective as of October 4, 2011. The founders grants were issued in the form of stock options and RSUs, each weighted equally in economic value.
(5)	Option Awards: The amounts listed in Column E reflect the grant date fair values calculated in accordance with FASB ASC Topic 718. For assumptions used in determining these values, see footnote 5 to the consolidated financial statements contained in the Original Filing.
(6)	Non-Equity Incentive Plan: Column F lists amounts earned under the Long-Term Incentive Plan and the Beam Executive Incentive Plan. For 2013, these amounts include the following amounts earned under the LTIP for the 2011-2013 performance period: $651,000 for Mr. Shattock; $148,800 for Mr. Probst; $148,800 for Mr. Newlands; $337,352 for Mr. Baldock and $148,800 for Mr. Baladi; and the following amounts earned under the EIP: $1,365,780 for Mr. Shattock; $502,860 for Mr. Probst; $458,490 for Mr. Newlands; $153,259 for Mr. Baldock and $421,081 for Mr. Baladi. Refer to the Compensation Discussion and Analysis on pages 14 to 17 of this report for more details on the annual incentive plans.
(7)	Perquisites and All Other Compensation: In 2013, the Company provided an annual car allowance, financial planning, health club membership and physical examination to Messrs. Shattock, Probst, and Newlands. The annual value of the benefits provided to each executive was as follows: $21,193 for Mr. Shattock, $20,018 for Mr. Probst, and $22,921 for Mr. Newlands. The Company also provided an annual car allowance and physical examinations to Messrs. Baldock and Baladi, and Mr. Baladi also received financial planning assistance. The value of these perquisites was $26,751 for Mr. Baldock and $24,778 for Mr. Baladi.

Long-Term Disability and Life Insurance: The amounts in Column G include the amount of all life insurance premiums paid by the Company. For 2013, these amounts were: $2,377 for Mr. Shattock, $1,378 for Mr. Probst and $3,116 for Mr. Newlands. Also included is the amount of long-term disability insurance coverage premiums paid by the Company. For 2013, these amounts were: $691 for each of Messrs. Shattock, Probst, and Newlands and $8,882 for Mr. Baladi.

Medical and Dental Insurance: The amounts in column G include the cost of all medical and dental insurance provided by the Company. For 2013, these amounts were: $9,739 for Mr. Shattock, $9,739 for Mr. Probst, $9,739 for Mr. Newlands and $4,873 for Mr. Baladi.

Defined Contribution Benefits, Nonqualified Plan Earnings and Medicare Tax Payments: The amounts in Column G also include:

(a)	Defined Contribution Plan Contributions: Company contributions for 2013 to the Company’s tax-qualified defined contribution plan were $30,813 for each of Messrs. Shattock, Probst and Newlands. The Company contributed $22,293 ($25,000 AUD) to Australia’s superannuation retirement account for Mr. Baldock. The Company contributed $58,103 (42,278 EUR) to Mr. Baladi’s Spanish retirement account.

(b)	Supplemental Plan: The Supplemental Plan credits certain executives with amounts that would have been contributed to their profit sharing accounts under the tax qualified defined contribution plan but for the limitations on contributions imposed by the Internal Revenue Code. Profit sharing credits earned under the Supplemental Plan for 2013 were $221,158 for Mr. Shattock, $79,921 for Mr. Probst, and $92,518 for Mr. Newlands. These amounts were credited to executives’ accounts in early 2014.

(c)	Medicare Tax Payments: The defined contribution credits to the Supplemental Plan are subject to Medicare tax. In 2013, the Company reimbursed the NEOs for Medicare taxes. In 2013, the Company reimbursed the NEOs as follows: $8,439 for Mr. Shattock, $3,036 for Mr. Probst, and $3,524 for Mr. Newlands.

2013 GRANTS OF PLAN-BASED AWARDS

The following table summarizes grants of plan-based awards made during the year ended December 31, 2013.

									All Other	All Other
									Stock	Option	Exercise
			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			Awards: Number of Shares of	Awards: Number of Securities	or Base Price of Option	Grant Date Fair Value of Stock
Name	Grant Date		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Stock or Units (#)	Underlying Options (#)	Awards ($/Sh)	& Option Awards ($)(1)
Matthew J. Shattock
Annual Bonus	2/21/2013	(2)	$0	$1,339,000	$2,678,000
RSUs	2/21/2013	(3)							17,502			$1,074,973
Options	2/21/2013	(4)								68,384	$61.42	$1,074,996
Performance Shares	2/21/2013	(5)				0	35,005	70,010				$2,150,007
Robert F. Probst
Annual Bonus	2/21/2013	(2)	$0	$493,000	$986,000
RSUs	2/21/2013	(3)							5,617			$344,996
Options	2/21/2013	(4)								21,947	$61.42	$345,007
Performance Shares	2/21/2013	(5)				0	7,489	14,978				$459,974
William A. Newlands
Annual Bonus	2/21/2013	(2)	$0	$493,000	$986,000
RSUs	2/21/2013	(3)							5,617			$344,996
Options	2/21/2013	(4)								21,947	$61.42	$345,007
Performance Shares	2/21/2013	(5)				0	7,489	14,978				$459,974
Philip Baldock
Annual Bonus	2/21/2013	(2)	$0	$392,972	$785,944
RSUs	2/21/2013	(3)							3,908			$240,029
Options	2/21/2013	(4)								15,267	$61.42	$239,997
Performance Shares	2/21/2013	(5)				0	5,210	10,420				$319,998
Albert Baladi
Annual Bonus	2/21/2013	(2)	$0	$372,638	$745,276
RSUs	2/21/2013	(3)							4,152			$255,016
Options	2/21/2013	(4)								16,221	$61.42	$254,994
Performance Shares	2/21/2013	(5)				0	5,536	11,072				$340,021

(1)	The grant date fair value of stock option awards is based on the Black-Scholes value of $15.72 on the February 21, 2013 grant date. The grant date fair value of restricted stock units is determined based on the close price of Company stock of $61.42 on the February 21, 2013 grant date. The amounts for the 2013 performance shares are calculated based on the Company achieving a “target” level of performance, which is the probable satisfaction of the performance conditions for such awards. Grant date fair values are computed in accordance with FASB ASC Topic 718. As noted above in “Impact of Merger Agreement” on page 8 of this report, the treatment of these awards was addressed in the Merger Agreement.
(2)	The numbers in this row reflect the range of potential payments under the Beam Executive Incentive Plan.
(3)	The numbers in this row reflect the number of restricted stock units that were awarded and as originally contemplated, would have vested on the third anniversary of the grant date subject to continued employment and the achievement of an EPS goal of $1.00 cumulatively over the three-year vesting period for Section 162(m) participants. As noted above in “Impact of Merger Agreement” on page 8 of this report, the treatment of these awards was addressed in the Merger Agreement.
(4)	Numbers in this row reflect the annual stock option awards granted in February 2013 that as originally contemplated, would have vested ratably on the first three anniversaries of the grant date. For assumptions used in determining these values, see footnote 5 to the consolidated financial statements contained in the Original Filing. As noted above in “Impact of Merger Agreement” on page 8 of this report, the treatment of these awards was addressed in the Merger Agreement.
(5)	Numbers in this row reflect the performance shares granted in February 2013 that as originally contemplated, would have vested at the end of the three year performance period following certification of performance by the Compensation Committee. The maximum payout for these performance shares is 200% which, assuming a value per share of $61.42, would have equated to $4,300,014 for Mr. Shattock; $919,949 for Mr. Probst; $919,949 for Mr. Newlands; $639,996 for Mr. Baldock and $680,042 for Mr. Baladi. As noted above in “Impact of Merger Agreement” on page 8 of this report, the treatment of these awards was addressed in the Merger Agreement.

Non-Equity Incentive Plan

The Executive Incentive Plan is a cash-based, pay-for-performance incentive plan. Under the Executive Incentive Plan, participants are eligible to receive a cash bonus if the performance goals established for the year are met or exceeded. See pages 27 to 30 of this report for a description of the treatment of non-equity incentive awards upon termination of employment.

Long-Term Equity Incentive Plan

The LTIP allows the Company to award executives a variety of forms of equity compensation using the Company’s common stock. In 2013, the Company awarded annual grants of performance shares, stock options and restricted stock units. See pages 27 to 30 of this report for a description of the treatment of equity awards upon termination of employment and see page 8 of this report for a description of the treatment of equity awards in the Merger Agreement.

OUTSTANDING EQUITY AWARDS AT 2013 FISCAL YEAR-END

Listed in the table below are the number of Beam Inc. outstanding performance shares, stock options and restricted stock units for each named executive officer on December 31, 2013.

OUTSTANDING EQUITY AWARDS AT 2013 FISCAL YEAR-END

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercisable Options (#) Unexercised (2)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock or Units that Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($) (3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (5)
Matthew J. Shattock	64,130		$35.67	9/30/2016	106,001	(6)	$7,214,428	71,087	$4,838,181
	49,597		$36.25	2/22/2017
	33,413	16,706	$51.08	2/22/2021
	98,704	197,406	$44.75	10/4/2021
	21,960	43,916	$55.43	2/21/2022
		68,384	$61.42	2/21/2023
Robert F. Probst	51,186		$47.32	9/29/2015	26,470	(7)	$1,801,548	15,427	$1,049,962
	25,761		$35.67	9/30/2016
	44,783		$36.25	2/22/2017
	16,064	8,031	$51.08	2/22/2021
	28,204	56,406	$44.75	10/4/2021
	7,247	14,492	$55.43	2/21/2022
		21,947	$61.42	2/21/2023
William A. Newlands	23,729		$67.19	2/25/2015	26,470	(7)	$1,801,548	15,427	$1,049,962
	23,729		$64.95	2/25/2015
	16,064	8,031	$51.08	2/22/2021
		56,406	$44.75	10/4/2021
	7,247	14,492	$55.43	2/21/2022
		21,947	$61.42	2/21/2023
Philip Baldock	8,542		$61.74	9/26/2013	19,140	(8)	$1,302,668	10,622	$722,933
	8,542		$67.19	9/24/2014
	8,467		$57.18	9/28/2014
	2,846		$47.32	9/29/2015
	5,039		$35.67	9/30/2016
		6,023	$36.25	2/22/2017
	8,032	16,063	$51.08	2/22/2021
		63,460	$44.75	10/4/2021
		14,822	$55.43	2/21/2022
		15,267	$61.42	2/21/2023
Albert Baladi	12,049	6,022	$49.93	3/28/2021	19,384	(9)	$1,319,275	10,948	$745,121
	21,154	42,306	$44.75	10/4/2021
	4,942	9,880	$55.43	2/21/2022
		16,221	$61.42	2/21/2023

(1)	Each outstanding stock option granted that is currently vested and exercisable is listed in this column. These stock option grants vested ratably on the first three anniversaries of the grant date.
(2)	Each outstanding stock option that is unvested and unexercisable is listed in this column. These stock option grants vest ratably on the first three anniversaries of the grant date except for the stock options granted as part of the founders grant in October 2011, which vest one-third on each of the second, third and fourth anniversaries of the grant date. The chart below reflects the vesting schedule for each outstanding stock option grant awarded to the NEOs (assuming continued employment):

	Options Vesting in 2014 (dates refer to grant date)					Number of Options Vesting	Options Vesting in 2015 (dates refer to grant date)			Number of Options Vesting	Options Vesting in 2016 (dates refer to grant date)	Number of Options Vesting
	2/22/2011	3/28/2011	10/4/2011	2/21/2012	2/21/2013	in 2014	10/4/2011	2/21/2012	2/21/2013	in 2015	2/21/2013	in 2016
Matthew J. Shattock	16,706		98,703	21,958	22,796	160,163	98,703	21,958	22,794	143,455	22,794	22,794
Robert F. Probst	8,031		28,203	7,246	7,317	50,797	28,203	7,246	7,315	42,764	7,315	7,315
William A. Newlands	8,031		28,203	7,246	7,317	50,797	28,203	7,246	7,315	42,764	7,315	7,315
Philip Baldock
Albert Baladi		6,022	21,153	4,940	5,407	37,522	21,153	4,940	5,407	31,500	5,407	5,407

(3)	This column reflects the value of restricted stock units using the December 31, 2013 closing price of the Company’s common stock of $68.06. Restricted stock units, other than the restricted stock units granted as part of the founder’s grant in October 2011, as originally contemplated would have vested on the third anniversary of the grant date subject to continued employment and the achievement of an EPS goal of $1.00 cumulatively over the three-year vesting period for Section 162(m) participants. The restricted stock units granted as part of the founder’s grant on October 4, 2011 as originally contemplated would have vested one-third on each of the second, third and fourth anniversaries of the grant date. As noted above in “Impact of Merger Agreement” on page 8 of this report, the treatment of these awards was addressed in the Merger Agreement.
(4)	This column reflects the following unvested performance shares granted in 2013, based on the achievement of “target” performance: 35,005 for Mr. Shattock, 7,489 for Mr. Probst, 7,489 for Mr. Newlands, 5,210 for Mr. Baldock and 5,536 for Mr. Baladi. This column also includes the unvested performance shares granted in 2012, based on the achievement of “target” performance: 36,082 for Mr. Shattock, 7,938 for Mr. Probst, 7,938 for Mr. Newlands, 5,412 for Mr. Baldock, and 5,412 for Mr. Baladi. As originally contemplated these shares would have vested following completion of the three year performance period upon certification of performance by the Compensation Committee. As noted above in “Impact of Merger Agreement” on page 8 of this report, the treatment of these awards was addressed in the Merger Agreement.
(5)	This column reflects the value of unvested performance shares using the December 31, 2013 closing price of the Company’s common stock of $68.06, based on the achievement of “target” performance, which is the probable satisfaction of the performance conditions. As noted above in “Impact of Merger Agreement” on page 8 of this report, the treatment of these awards was addressed in the Merger Agreement.
(6)	This amount consists of 52,146 restricted stock units granted as part of the founder’s grant on October 4, 2011, 18,312 restricted stock units granted on February 22, 2011, 18,041 restricted stock units granted on February 21, 2012 and 17,502 restricted stock units granted on February 21, 2013.
(7)	This amount consists of 14,900 restricted stock units granted as part of the founder’s grant on October 4, 2011, 5,953 restricted stock units granted on February 21, 2012 and 5,671 restricted stock units granted on February 21, 2013.
(8)	This amount consists of 11,173 restricted stock units granted as part of the founder’s grant on October 4, 2011, 4,059 restricted stock units granted on February 21, 2012 and 3,908 restricted stock units granted on February 21, 2013.
(9)	This amount consists of 11,173 restricted stock units granted as part of the founder’s grant on October 4, 2011, 4,059 restricted stock units granted on February 21, 2012 and 4,152 restricted stock units granted on February 21, 2013.

2013 OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name of Executive Officer	Number of Shares Acquired on Exercise (#)(1)	Value Realized on Exercise ($)(2)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)
Matthew J. Shattock	0	$0	42,097	(3)	$2,712,067	(6)
Robert F. Probst	20,000	$295,562	7,450	(4)	$501,385	(7)
William A. Newlands	94,461	$1,649,209	7,450	(5)	$495,798	(8)
Philip Baldock	73,077	$1,159,374	5,587	(5)	$371,815	(8)
Albert Baladi	0	$0	5,587	(5)	$371,815	(8)

(1)	This column reflects stock options exercised during 2013.
(2)	This column reflects the difference between the market value of the shares on the date of exercise and the exercise price of the stock options.
(3)	This reflects the number of restricted stock units that vested in 2013. 16,023 restricted stock units vested February 5, 2013 and 26,074 vested on October 31, 2013.
(4)	This reflects the number of restricted stock units that vested October 4, 2013.
(5)	This reflects the number of restricted stock units that vested October 31, 2013.
(6)	This reflects values determined using a per share price of $60.96 for the shares that vested on February 5, 2013 and a share price of $66.55 for the shares that vested on October 31, 2013.
(7)	This reflects values determined using a per share price of $67.30 for the shares that vested on October 4, 2013.
(8)	This reflects values determined using a per share price of $66.55 for the shares that vested on October 31, 2013.

2013 NONQUALIFIED DEFERRED COMPENSATION

Name of Executive Officer	Executive Contributions in Last FY $ (4)	Registrant Contribution in Last FY $ (1)	Aggregate Earnings in Last FY $ (1)(2)	Aggregate Withdrawals / Distributions $	Aggregate Balance at Last FYE $ (3)
Matthew J. Shattock	$0	$221,158	($8,391)	$0	$646,495
Robert F. Probst	$0	$79,921	($4,242)	$0	$292,934
William A. Newlands	$114,976.92	$92,518	($5,787)	$0	$380,037
Philip Baldock	$0	$0	$0	$0	$0
Albert Baladi	$0	$0	$0	$0	$0

(1)	Amounts listed in the Registrant Contributions column were reported as compensation in the last fiscal year in the “All Other Compensation” column of the Summary Compensation Table. No amounts listed in the Aggregate Earnings column were reported in the “All Other Compensation” column of the Summary Compensation Table.
(2)	Earnings are credited to the accounts of executives based on the Citigroup U.S. Broad Investment Grade Bond Index.
(3)	Amounts in this column include the following amounts that were previously reported in Summary Compensation Table as compensation for 2012: $188,211 for Mr. Shattock, $79,073 for Mr. Probst, and $83,453 for Mr. Newlands and for 2011: $150,262 for Mr. Shattock, $70,063 for Mr. Probst, and $76,592 for Mr. Newlands.
(4)	This column reflects the amount that Mr. Newlands deferred under the Company’s voluntary cash deferral nonqualified deferred compensation plan.

The Company’s nonqualified deferred compensation plan is a supplemental plan that pays the difference between the profit sharing contribution provided under the tax-qualified defined contribution plan and the contribution that would have been made if the Internal Revenue Code did not limit the compensation that may be taken into account under tax-qualified retirement plans. The profit sharing contribution amount in 2013 was equal to 7.1% of adjusted compensation for Messrs. Shattock, Probst and Newlands, which generally includes salary and annual bonus. Compensation is adjusted by multiplying amounts in excess of the Social Security taxable wage base ($113,700 in 2013) by 1.25. The pertinent profit sharing formula applies uniformly to all eligible employees in the applicable plan and is not enhanced for executives. Nonqualified profit-sharing benefits are paid in a lump sum upon termination of an executive’s employment.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL (1)

	Voluntary		Involuntary					Termination (Involuntary or
Compensation Program	For Good Reason ($)	Without Good Reason ($)	Other Than for Good Reason ($)	Without Cause ($)	Death ($)	Disability ($)	Change in Control (4)($)	for Good Reason) After Change in Control ($)
Cash Severance
Matthew J. Shattock	5,074,738	0	0	5,074,738	0	0	0	7,612,107
Robert F. Probst	1,688,597	0	0	1,688,597	0	0	0	2,251,462
William A. Newlands	1,738,667	0	0	1,738,667	0	0	0	2,318,222
Philip Baldock	1,405,631	0	0	1,405,631	0	0	0	1,874,175
Albert Baladi	1,332,897	0	0	1,332,897	0	0	0	1,777,197
Health and Welfare Related Benefits (2)
Matthew J. Shattock	24,232	0	0	24,232	0	0	0	36,348
Robert F. Probst	16,677	0	0	16,677	0	0	0	22,235
William A. Newlands	19,282	0	0	19,282	0	0	0	25,710
Philip Baldock	0	0	0	0	0	0	0	0
Albert Baladi	20,633	0	0	20,633	0	0	0	27,511
Options (3)
Matthew J. Shattock	0	0	0	0	5,893,944	5,893,944	5,893,944	5,893,944
Robert F. Probst	0	0	0	0	1,779,959	1,779,959	1,779,959	1,779,959
William A. Newlands	319,407	0	0	319,407	1,779,959	1,779,959	1,779,959	1,779,959
Philip Baldock	0	0	0	0	1,348,683	1,348,683	1,348,683	1,348,683
Albert Baladi	0	0	0	0	1,327,801	1,327,801	1,327,801	1,327,801
Performance Shares (3)
Matthew J. Shattock	0	0	0	0	4,838,181	4,838,181	2,431,307	2,431,307
Robert F. Probst	0	0	0	0	1,049,962	1,049,962	530,074	530,074
William A. Newlands	540,260	0	0	540,260	1,049,962	1,049,962	530,074	530,074
Philip Baldock	0	0	0	0	722,933	722,933	363,758	363,758
Albert Baladi	0	0	0	0	745,121	745,121	371,154	371,154
RSUs (3)
Matthew J. Shattock	0	0	0	0	6,023,242	6,023,242	7,214,428	7,214,428
Robert F. Probst	0	0	0	0	1,419,255	1,419,255	1,801,548	1,801,548
William A. Newlands	405,161	0	0	405,161	1,419,255	1,419,255	1,801,548	1,801,548
Philip Baldock	0	0	0	0	1,036,690	1,036,690	1,302,668	1,302,668
Albert Baladi	0	0	0	0	1,036,690	1,036,690	1,319,275	1,319,275
Total Potential Payments Upon Termination or Change in Control
Matthew J. Shattock	5,098,970	0	0	5,098,970	16,755,367	16,755,367	15,539,679	23,188,134
Robert F. Probst	1,705,274	0	0	1,705,274	4,249,176	4,249,176	4,111,581	6,385,278
William A. Newlands	3,022,777	0	0	3,022,777	4,249,176	4,249,176	4,111,581	6,455,513
Philip Baldock	1,405,631	0	0	1,405,631	3,108,306	3,108,306	3,015,109	4,889,284
Albert Baladi	1,353,530	0	0	1,353,530	3,109,612	3,109,612	3,018,230	4,822,938

(1)	This table assumes the specified termination events or a change in control occurred on December 31, 2013. The value of the equity awards that would vest or be settled in connection with a termination event or a change in control is calculated based on the Company’s closing share price on the last day of its 2013 fiscal year, December 31, 2013.
(2)	With respect to the Health and Welfare Related Benefits under Death and Disability, there is no incremental value of life insurance benefits above the benefit level applicable to all employees generally.
(3)	Other than William Newlands who met the retirement requirements (age 55 and 5years of service) in December 2013 and had additional vesting on grants prior to February 2013, none of the other NEOs met the retirement requirements as of December 31, 2013.
(4)	The normal terms and conditions of the LTIP and the relevant award agreements provided for 100% vesting of stock options upon a change in control (“single trigger”) and no additional vesting for restricted stock units and performance shares. As described further on page 8, the Merger Agreement reflecting the acquisition by Suntory Holdings of all the shares of the Company’s outstanding common stock provided for 100% vesting on outstanding RSUs and a proration at target for outstanding performance awards upon the change in control. This table reflects the single trigger provisions for all of the outstanding equity with the December 31, 2013 stock price of $68.06.

A number of Company employee benefit and incentive plans provide for payment or vesting of benefits upon termination of employment of any participant, including the NEOs. If terminated on December 31, 2013, the NEOs would receive benefits and payments under these plans in addition to the amounts described in the table above.

Annual Incentive Plan Awards. The following table shows the treatment of annual awards under the applicable annual incentive plan following a termination of employment, depending upon the reason for such termination. The annual incentive plan does not distinguish between a termination of employment prior to or following a change in control. However, as described in greater detail on page 30, under the terms of each NEO’s termination agreement, in the event that (1) the Company terminates the NEO’s employment for a reason other than disability or cause, or (2) the NEO terminates his employment for good reason, the NEO would be entitled to receive any earned but unpaid annual incentive compensation for the immediately preceding year and annual incentive compensation for the year in which the terminated occurs, pro-rated and based upon actual Company performance.

REASON FOR TERMINATION
Termination by the Company	Voluntary Termination	Death, Disability or Retirement
Executive forfeits his annual bonus.	Executive forfeits his annual bonus.	Executive (or his estate) is paid a prorated annual bonus based on actual Company performance at the same time bonuses are paid to other executives of the Company.

LTIP Awards. The following table shows the treatment of LTIP awards following a termination of employment, depending upon the reason for such termination.

AWARD	REASON FOR TERMINATION
	Voluntary Termination	Death	Disability or Retirement

Stock Options	Vested options expire three months after the termination date, or, if sooner, on the regularly- scheduled expiration date.

Vested options granted after 2005 expire at the end of the three- year period following death or, if sooner, on the regularly-scheduled expiration date, provided that options may be exercised for at least one year following death even if this extends past the regularly-scheduled expiration date.

Vested options granted before 2005 expire on the regularly-scheduled expiration date.

Founders grant options vest in full upon death, and remain exercisable for three years following death or, if sooner, on the regularly-scheduled expiration date, provided that options may be exercised for at least one year following death even if this extends past the regularly-scheduled expiration date.

Options granted from September 2005 to September 2008 expire three years after employment terminates, or on the regularly- scheduled expiration date, if earlier. Other options, except founders grants, expire on their regularly-scheduled expiration date. The executive must have been employed for six months following grant in the case of disability, and for one year following grant in the case of retirement to receive this treatment.

Founders grant options expire on their regularly scheduled expiration date. Founders grant options vest in full at termination resulting from disability if the executive has been employed for at least six months from the date of grant; and founders grants are forfeited in the event of retirement.

AWARD	REASON FOR TERMINATION
	Voluntary Termination	Death	Disability or Retirement

RSUs	Outstanding RSUs are forfeited.	Full vesting at termination.

Executives are treated as remaining employed and they continue to vest as scheduled, provided the executive has been employed for at least six months following grant, in the case of disability and one year following grant in the case of retirement.

Founders grant RSUs vest in full at termination resulting from disability if the executive has been employed for at least six months from the date of grant.

AWARD	REASON FOR TERMINATION
	Voluntary Termination	Death or Disability	Retirement

Performance Shares	Outstanding performance shares are forfeited.	If the executive terminates employment he will receive an award based on actual EPS and ROIC.	If the executive terminates employment after one year following the award date he will receive an award based on actual EPS and ROIC.

Cash Awards	Outstanding cash awards are forfeited.	Prorated based on actual performance through the date of termination.	Prorated based on actual performance through the date of termination.

The following chart explains the treatment of LTIP awards in the event of a change in control. The chart describes the terms of the LTIP and the relevant award agreements. It does not describe the impact of the Merger Agreement. For more information regarding the treatment of these equity awards pursuant to the Merger Agreement, please see “Impact of the Merger Agreement” on page 8:

AWARD	TREATMENT UPON CHANGE IN CONTROL
Stock Options	All stock options; including founders grants, become fully vested.

RSUs	In the event of termination of employment by the Company without cause or by the executive for good reason following a change in control, all outstanding RSUs vest and are paid out on the date employment terminates. In the event employment is not terminated following a change in control, vesting continues under normal terms.

Performance Shares	In the event of termination of employment by the Company without cause or by the executive for good reason following a change in control, all outstanding performance shares, prorated based on target performance for the portion of the performance period that elapsed prior to termination, immediately vest and are paid out on the date employment terminates. In the event employment is not terminated following a change in control, vesting continues under normal terms.

Cash Awards	In the event of termination of employment by the Company without cause or by the executive for good reason following a change in control, awards are calculated at target and prorated based on the portion of the year completed at termination; Mr. Shattock’s awards are calculated at maximum award and prorated based on the portion of the year completed at termination.

Retirement Benefits. Upon termination of employment, participants in the Company’s defined contribution plans (both tax-qualified and nonqualified) may receive a distribution of their account balances. The Nonqualified Deferred Compensation table on page 26 of this report lists each executive officer’s balance under the nonqualified defined contribution plan as of the last fiscal year end.

Health and Related Benefits. In addition to the dollar values in the table above for health and related benefit continuation pursuant to severance and change in control agreements, the NEOs will receive health and related benefits pursuant to the Company’s benefit plans applicable to employees generally.

Termination Agreements. In 2011, the Company entered into termination agreements with Messrs. Shattock, Probst, Newlands, Baldock and Baladi specifying certain compensation and benefits payable to the executives in the event of their termination of employment. Each agreement states that if (1) the Company terminates the executive’s employment for a reason other than disability or cause, or (2) the executive terminates his employment for good reason, the executive will receive the following, in addition to compensation and benefits payable through the executive’s termination date pursuant to applicable plans and programs:

(i)	1.5 times his base salary, 1.5 times the amount of his target annual incentive compensation award and 1.5 times the annual defined contribution plan allocation for the year prior to the year in which the termination of employment occurs (and the supplemental profit sharing allocation under the Supplemental Plan) (Mr. Shattock’s multiplier is 2 rather than 1.5); and

(ii)	18 months of coverage under our life, health, accident, disability and other employee plans (24 months for Mr. Shattock).

If the executive’s employment is terminated involuntarily by the Company for reasons other than disability or without cause or by the executive for good reason within 24 months following a change in control, the multiplier in sub-paragraph (i) above is changed from 1.5 to 2 (from 2 to 3 for Mr. Shattock) and the period of benefits continuation coverage in sub-paragraph (ii) is changed from 18 months to 24 months (from 24 months to 36 months for Mr. Shattock). Payments under these agreements are generally in the form of regular installments commencing within 90 days following termination; provided, however, that if a termination occurs following a change in control, payments are in the form of a lump sum within 30 days following termination of employment. If payments to the executive due to a change in control do not exceed the threshold dollar amount that triggers the excise tax under Section 280G of the Internal Revenue Code by more than a specified amount, payments to the executive are reduced in order to avoid application of the excise tax.

The executive shall also receive any earned but unpaid annual incentive compensation for the immediately preceding year and annual incentive compensation for the year in which termination occurs based on actual Company performance and prorated for the portion of the year completed as of the executive’s termination of employment.

Severance payments under the agreements provide compensation to the executives in exchange for the non-compete and non-solicitation protections received by the Company. All the agreements contain restrictions on soliciting Company employees, competing with the Company and revealing confidential information for a twelve-month period following termination of employment.

The amount of severance payments provided in the termination agreements reflects competitive benefits in the market for executive talent, based upon advice from the compensation consultant, other advisors and the experiences of Compensation Committee members.

DIRECTOR COMPENSATION

The following table sets forth information regarding 2013 compensation for each of our non-employee directors.

Name*	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Richard A. Goldstein	98,750	114,995	—	213,745
Stephen W. Golsby	87,500	114,995	—	202,495
Ann F. Hackett	102,500	114,995	—	217,495
A. D. David Mackay	302,500	114,995	—	417,495
Gretchen W. Price	94,918	114,995	—	209,913
Robert A. Steele	87,500	114,995	—	202,495
Peter M. Wilson(3)	102,500	114,995	—	217,495

*	Although Matthew Shattock serves as a member of the Board, he does not receive any additional compensation for such service.

(1)	The amounts in this column represent the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Codification Topic 718, Compensation – Stock Compensation (“FASB ASC Topic 718”). Except for Ms. Hackett, each director received on the date of the 2013 Annual Meeting a grant of shares having a grant date fair value of $64.64 per share. Ann Hackett elected to defer receipt of these shares until the January following the calendar year in which she no longer serves as a director of the Company.

See “Stock Ownership” on page 32 of this Amendment for the number of shares of stock held by each current director as of the latest practicable date.

(2)	The aggregate amount of perquisites and personal benefits given to each director valued on the basis of aggregate incremental cost to the Company was less than $10,000 and, accordingly, is not reported in this column.

(3)	As of December 31, 2013, Peter Wilson held options exercisable for 2,490 shares of common stock, issued under the 2002 Non-Employee Director Stock Option Plan. The plan expired on December 31, 2006, and stock options have not been granted to non-employee directors since 2005.

The annual cash fee for services as a non-employee director of the Company was $80,000 during 2013. Members of the Audit Committee and the Compensation Committee received an additional $7,500 for their service on these committees. The Company’s non-executive Chairman receives an additional annual cash fee of $200,000. The Chair of each of the Audit, Compensation and Benefits, Corporate Responsibility and Nominating Committees received an additional cash fee of $15,000 for such service. All director fees were pro-rated during 2013 for the portion of the year in which each director served on the Board, its respective committees or as a Chair.

Each non-employee director receives an annual stock grant under the 2010 Non-Employee Director Stock Plan that is based on a set dollar value. The number of shares granted is determined by dividing the set dollar value by the closing price of the Company’s common stock on the grant date. In April 2013, the Nominating Committee set the dollar value at $115,000, with each non-employee director other than Ann Hackett receiving 1,779 shares of our common stock. Ann Hackett deferred receipt of these shares until the January following the calendar year in which she no longer serves as a director of the Company.

Stock Ownership of Board Members

In order to more directly align the Board’s interests with those of stockholders, the Company expects directors to establish and maintain a significant level of stock ownership. Stock ownership guidelines have been established for directors. The guideline for directors is three times their annual cash fee. The guidelines allow directors five years from the date of the director’s election to the Board to meet the guidelines. All of the directors who have been on the Board at least five years satisfy the guidelines. For information on the beneficial ownership of securities of the Company by directors and executive officers see “Stock Ownership” on page 32.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Stock Ownership

We have listed below, as of April 28, 2014 (except as otherwise indicated), the beneficial ownership of Beam common stock by (a) each of our directors, (b) each of our “named executive officers”, (c) all of our directors and executive officers as a group and (d) each person known by us to be the beneficial owner of more than five percent of the number of outstanding shares of Beam common stock. The table is based on information we received from the directors and executive officers and filings made with the SEC. We are not aware of any other beneficial owner of more than five percent of the number of outstanding shares of Beam common stock as of April 28, 2014. Unless otherwise indicated, each of our directors and “named executive officers” has (a) the same business address as Beam and (b) sole investment and voting power over all of the shares that he or she beneficially owns. All share numbers have been rounded to the nearest whole number.

Name	Amount and Nature of Beneficial Ownership of Common Stock (1)		Percent of Class (2)
The Vanguard Group, Inc.	10,667,967	(3)	6.4
Executive Officers
Matthew J. Shattock	408,791		*
Albert Baladi	57,203		*
Philip A. Baldock	8,542		*
William A. Newlands	98,447		*
Robert F. Probst	200,964		*
Directors
Richard A. Goldstein	16,078		*
Stephen W. Golsby	5,601		*
Ann F. Hackett	13,511	(4)	*
A.D. David Mackay	35,324		*
Gretchen W. Price	4,831		*
Robert A. Steele	4,785		*
Peter M. Wilson	31,322	(5)	*
All directors and executive officers as a group (18 persons)	1,319,398	(6)	*

*	Less than 1%
(1)	Includes the following shares of common stock that are issuable to directors and named executive officers upon the exercise of stock options that are vested as of, or will vest within 60 days of, April 28, 2014 (other than upon a change of control of the Company):

Name	Number of Shares
Albert Baladi	54,514
Philip A. Baldock	8,542
William A. Newlands	93,363
Robert F. Probst	195,839
Matthew J. Shattock	329,264
Peter M. Wilson	2,490

(2)	The percentage calculations set forth in the table are based on 165,785,694 shares of common stock outstanding on April 28, 2014. Shares of Beam common stock issuable upon the exercise of stock options that are vested as of, or will vest within 60 days of, April 28, 2014 (other than upon a change of control of the Company), are deemed outstanding for the purpose of computing the percentage ownership of the person holding such stock options, but are not deemed outstanding for computing the percentage ownership of any other persons.
(3)	In a report filed by The Vanguard Group (“Vanguard”) on Schedule 13G dated February 11, 2014, Vanguard indicated that it is a registered investment advisor and has sole voting power over 262,296 shares, shared voting power over no shares, sole dispositive power over 10,412,318 shares and shared dispositive power over 246,649 shares. According to such Schedule 13G, the principal business address of Vanguard is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.
(4)	Includes 10,724 shares that Ann Hackett has deferred until the January following the year in which she ceases to be a member of the Board. Ann Hackett has sole voting and investment power over 400 shares and shares voting and investment power with her husband over 2,387 shares.
(5)	Includes 26,332 shares held by Peter Wilson’s wife. Mr. Wilson has sole voting and dispositive power over 4,990 shares.
(6)	Includes 1,076,002 shares of Beam common stock that are issuable to directors and executive officers upon the exercise of Stock Options that are vested as of, or will vest within 60 days of, April 28, 2014.

Equity Compensation Plan Information

The following table sets forth information regarding securities available for future issuance under our equity compensation plans as of December 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	6,225,896	(1)	$52.06	5,839,986	(2)
Equity compensation plans not approved by security holders	0		n/a	0
Total	6,225,896		$52.06	5,839,986

(1)	As of December 31, 2013, the number of securities to be issued upon exercise of outstanding stock options was 5,395,253 and upon payment of outstanding RSUs and performance stock awards was 830,643.
(2)	4,977,879 shares remain available for issuance under the Company’s 2011 Long-Term Incentive Plan, which allows for grants of stock options, performance stock awards, restricted stock awards and other stock-based awards. Options only count as one-third of an award for purposes of determining awards that may be issued. 862,107 shares remain available for issuance under the Company’s 2012 Employee Stock Purchase Plan.

Changes in Control

As discussed under “Impact of the Merger Agreement” on page 8, on January 12, 2014, the Company entered into the Merger Agreement, with Suntory Holdings and Merger Sub. Subject to the terms and conditions of the Merger Agreement, Merger Sub will be merged into Beam, with Beam surviving the Merger as a wholly-owned subsidiary of Suntory Holdings. Accordingly, if the transactions contemplated by the Merger Agreement are completed, there will be a change in control of the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Policies with Respect to Transactions with Related Persons

The Nominating Committee has adopted a written Code of Conduct and Ethics that sets forth various policies and procedures intended to promote the ethical behavior of the Company’s employees, officers and directors. The Code of Conduct and Ethics describes the Company’s policy on conflicts of interest. The Company has established a Global Risk and Compliance Committee, the members of which are executive officers of the Company, which is responsible for monitoring compliance with the Code of Conduct. The Global Risk and Compliance Committee periodically reports on the Company’s compliance efforts to the Audit Committee and to the Board.

The Company has also established a Conflicts of Interest Committee, the members of which are executive officers of the Company, which distributes a Conflicts of Interest Policy to the Company’s employees, officers and directors. The Conflicts of Interest Policy describes the types of relationships that may constitute a conflict of interest with the Company. Employees, officers and directors are required to periodically complete a questionnaire about potential conflicts of interest and certify compliance with the Company’s policy. The Conflicts of Interest Committee reviews potential conflicts of interest and reports its findings to the Audit Committee.

The Company’s directors and executive officers are also required to complete a questionnaire on an annual basis, which requires them to disclose any related person transactions and potential conflicts of interest. The General Counsel reviews the responses to the questionnaires and, if a transaction is reported by a director or executive officer, the questionnaire is submitted to the Chair of the Audit Committee for review. If necessary, the Audit Committee will determine whether the relationship is material and will present a conflict of interest. After making such determination, the Audit Committee will report its recommendation on whether the transaction should be approved or ratified by the entire Board.

Certain Relationships and Related Transactions

During 2013, the Company did not participate in any transactions in which any of its directors, executive officers, any immediate family member of a director or executive officer or any beneficial owner of more than 5% of the Company’s common stock had a direct or indirect material interest.

Director Independence

The Company’s Corporate Governance Principles provide that a majority of the members of the Board, and each member of the Audit, Compensation and Benefits and Nominating and Corporate Governance Committees, shall be independent directors. The Board applies the definition of independence found in the New York Stock Exchange Listed Company Manual in determining which directors are independent.

Applying that definition, Richard Goldstein, Stephen Golsby, Ann Hackett, David Mackay, Gretchen Price, Robert Steele and Peter Wilson were affirmatively determined by the Board to be independent. Due to Matthew Shattock’s employment with the Company, he is not considered independent. When considering each director’s independence, the Board determined that none of the non-employee directors has any material relationship with the Company other than being a director and stockholder or has engaged in any transaction or arrangement that interferes with such director’s independence.

Item 14.	Principal Accountant Fees and Services.

Fees of Independent Registered Public Accounting Firm

The independent registered public accounting firm of the Company during the year ended December 31, 2013 was PricewaterhouseCoopers LLP (“PwC”). All PwC services were approved in advance by the Audit Committee. The aggregate fees billed by PwC during the years 2013 and 2012 are set forth in the table below:

Type of Fee	Fiscal Year Ended December 31,
	2013	2012
Audit Fees(1)	$3,901,000	$3,402,000
Audit-Related Fees(2)	$240,500	$307,000
Tax Fees(3)	$682,000	$963,000
All Other Fees(4)	$26,000	$21,000

(1)	Audit fees represent the aggregate fees billed by PWC in connection with the audit of the Company’s annual financial statements and the review of the Company’s financial statements included in its SEC Form 10-Q filings, as well as the assessment of the effectiveness of the Company’s internal control over financial reporting.
(2)	In 2013 and 2012, audit-related services included due diligence services for strategic transactions.
(3)	Tax fees represented services which included domestic and international tax compliance, tax consulting, customs and transfer pricing services.
(4)	In 2013 and 2012, all other fees included advisory services and licensing related to accounting research tools.

Approval of Audit and Non-Audit Services

The Audit Committee has adopted policies and procedures for the pre-approval of all audit and permissible non-audit services provided by our independent registered public accounting firm. The Audit Committee annually reviews the audit and non-audit services to be performed by the independent registered public accounting firm during the upcoming year. The Audit Committee considers, among other things, whether the provision of specific non-audit services is permissible under existing law and whether it is consistent with maintaining the auditor’s independence. The Audit Committee then approves the audit services and any permissible non-audit services it deems appropriate for the upcoming year. The Audit Committee’s pre-approval of non-audit services is specific as to the services to be provided and includes pre-set spending limits. The provision of any additional non-audit services during the year, or the provision of services in excess of pre-set spending limits, must be pre-approved by either the Audit Committee or by the Chair of the Audit Committee, who has been delegated authority to pre-approve such services on behalf of the Audit Committee. Any pre-approvals granted by the Chair of the Audit Committee must be reported to the full Audit Committee at its next regularly scheduled meeting. All of the fees described above under audit fees, audit-related fees, tax fees and all other fees for 2013 were pre-approved by the Audit Committee pursuant to its pre-approval policies and procedures.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents were previously filed as part of the Original Filing:

(a)	Financial Statements, Financial Statement Schedules and Exhibits.

(1)	Financial Statements (all financial statements listed below are of the Company and its consolidated subsidiaries):

Consolidated Statement of Income for the years ended December 31, 2013, 2012, and 2011.

Consolidated Statement of Comprehensive Income for the years ended December 31, 2013, 2012, and 2011.

Consolidated Balance Sheet as of December 31, 2013 and 2012.

Consolidated Statement of Cash Flows for the years ended December 31, 2013, 2012, and 2011.

Consolidated Statement of Equity for the years ended December 31, 2013, 2012, and 2011.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

(2)	Financial Statement Schedules

All schedules are omitted because the required information was shown in the financial statements or the notes thereto in our Original Filing.

(3)	Exhibits

2.	Acquisitions and Dispositions

2.1.	Stock Purchase Agreement dated as of May 19, 2011 by and between the Company and Alexandria Operations Corp (incorporated by reference to Exhibit 2.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2011, Commission file number 1-9076).†

(i)	Amendment No. 1 to Stock Purchase Agreement dated July 29, 2011 by and between the Company and Alexandria Operations Corp. (incorporated by reference to Exhibit 2.2 to our Quarterly Report on Form 10-Q for the period ended June 30, 2011, Commission file number 1-9076).

2.2.	Separation and Distribution Agreement dated as of September 27, 2011 by and between the Company and Fortune Brands Home & Security, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on September 30, 2011, Commission file number 1-9076).†

2.3	Agreement and Plan of Merger, dated as of January 12, 2014, by and among Suntory Holdings Limited, SUS Merger Sub Limited and Beam Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on January 13, 2014, Commission file number 1-9076).†

2.4	First Amendment to Agreement and Plan of Merger, dated as of March 11, 2014, by and among Suntory Holdings Limited, SUS Merger Sub Limited and Beam Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on March 12, 2014, Commission file number 1-9076).

3.	Articles of Incorporation and By-Laws

3.1.	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K filed on November 27, 2012, Commission file number 1-9076).

3.2.	By-laws of the Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on December 10, 2013, Commission file number 1-9076).

4.	Instruments Defining the Rights of Security Holders ††

4.1.	Indenture dated as of July 15, 1988 between the Company and JPMorgan Chase Bank (as successor to Manufacturers Hanover Trust Company), as Trustee (“JPMorgan Chase”) (incorporated by reference to Exhibit 4a to our Current Report on Form 8-K filed on June 27, 1989, Commission file number 1-9076).

(i)	First Supplemental Indenture dated as of November 14, 1990 between the Company and JPMorgan Chase (incorporated by reference to Exhibit 4b to our Current Report on Form 8-K filed on November 19, 1990, Commission file number 1-9076).

(ii)	Second Supplemental Indenture dated as of September 1, 1991 between the Company and JPMorgan Chase (incorporated by reference to Exhibit 4c to our Current Report on Form 8-K filed on October 10, 1991, Commission file number 1-9076).

(iii)	Third Supplemental Indenture dated as of May 28, 1997 between the Company and JPMorgan Chase (incorporated by reference to Exhibit 4a1 to our Quarterly Report on Form 10-Q for the period ended June 30, 1997, Commission file number 1-9076).

4.2.	Indenture dated as of April 15, 1999 between the Company and The Bank of New York Mellon Trust Company (N.A.) (incorporated by reference to Exhibit 4 to our Current Report on Form 8-K filed on December 10, 1999, Commission file number 1-9076).

(i)	Form of Global Note for the Company’s 1.875% Notes due 2017 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on May 22, 2012, Commission file number 1-9076).

(ii)	Form of Global Note for the Company’s 3.250% Notes due 2022 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on May 22, 2012, Commission file number 1-9076).

(iii)	Form of Global 1.750% Notes due 2018 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on June 11, 2013, Commission file number 1-9076).

(iv)	Form of Global 3.250% Notes due 2023 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on June 11, 2013, Commission file number 1-9076).

4.3.	Conformed copy of the Fiscal Agency Agreement dated February 1, 2006 between the Company and JPMorgan Chase (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on February 6, 2006, Commission file number 1-9076).

10.	Material Contracts

Management Contracts and Compensatory Plans and Arrangements

10.1.	Annual Executive Incentive Compensation Plan (incorporated by reference to Exhibit B to our Definitive Proxy Statement filed on March 9, 2012, Commission file number 1-9076).

10.2.	1999 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2003, Commission file number 1-9076).

10.3.	2003 Long-Term Incentive Plan (incorporated by reference to Exhibit B to our Proxy Statement filed on March 12, 2003, Commission file number 1-9076).

(i)	Amendment to the 2003 Long-Term Incentive Plan (incorporated by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2004, Commission file number 1-9076).

(ii)	Form of Nonqualified Stock Option Award Notice and Terms and Conditions (incorporated by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2004, Commission file number 1-9076).

(iii)	Form of Incentive Stock Option Award Notice and Terms and Conditions (incorporated by reference to Exhibit 10b1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2004, Commission file number 1-9076).

(iv)	Amendment to the 2003 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 30, 2005, Commission file number 1-9076).

(v)	September 2005 Nonqualified Stock Option Terms and Conditions (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 30, 2005, Commission file number 1-9076).

(vi)	September 2005 Incentive Stock Option Terms and Conditions (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 30, 2005, Commission file number 1-9076).

(vii)	September 2006 Nonqualified Stock Option Terms and Conditions (incorporated by reference to Exhibit 10.58 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, Commission file number 1-9076).

(viii)	September 2006 Incentive Stock Option Terms and Conditions (incorporated by reference to Exhibit 10.61 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, Commission file number 1-9076).

(ix)	Amendment to the 2003 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q for the period ended September 30, 2007, Commission file number 1-9076).

10.4.	2007 Long-Term Incentive Plan (incorporated by reference to Exhibit B to our Proxy Statement filed on March 9, 2007, Commission file number 1-9076).

(i)	Form of Incentive Stock Option Terms and Conditions (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007, Commission file number 1-9076).

(ii)	Form of Nonqualified Stock Option Terms and Conditions (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007, Commission file number 1-9076).

(iii)	First Amendment to the 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on October 3, 2008, Commission file number 1-9076).

(iv)	Second Amendment to the 2007 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 19, 2009, Commission file number 1-9076).

(v)	September 2009 Nonqualified Stock Option Terms and Conditions (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, Commission file number 1-9076).

(vi)	February 2010 Nonqualified Stock Option Terms and Conditions (incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, Commission file number 1-9076).

(vii)	Form of Amendment to February 2009, July 2009 and February 2010 Performance Stock Awards Terms and Conditions (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the period ended December 31, 2010, Commission file number 1-9076).

(viii)	February 2011 Nonqualified Stock Option Terms and Conditions (incorporated by reference to Exhibit 10.4 (xvi) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, Commission file number 1-9076).

(ix)	Form of Performance Award Notice and Terms and Conditions for 2011-2013 awards (incorporated by reference to Exhibit 10.4 (xvii) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, Commission file number 1-9076).

(x)	Form of 2007 Long-Term Incentive Plan Restricted Stock Unit Agreement between the Company and certain executives (incorporated by reference to Exhibit 10.4 (xviii) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, Commission file number 1-9076).

(xi)	Form of Performance Share Award for 2013-2015 Awards under the 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013).

(xii)	Form of Restricted Stock Unit Agreement for awards granted to certain executives in February 2013 under the 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013).

(xiii)	Form of Nonqualified Stock Option Terms and Conditions for awards granted to certain executives in February 2013 under the 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013).

10.5.	Supplemental Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 6, 2007, Commission file number 1-9076).

(i)	Form of Trust Agreement among the Company, The Northern Trust Company (“Northern”), et al. establishing an aggregate rabbi trust in favor of certain executive officers (incorporated by reference to Exhibit 10h1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission file number 1-9076).

(ii)	Form of Amended and Restated Trust Agreement among the Company, Northern, et al. establishing an employee grantor trust in favor of certain executive officers (incorporated by reference to Exhibit 10i1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, Commission file number 1-9076).

(iii)	Amendment to the Supplemental Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 31, 2008, Commission file number 1-9076).

(iv)	Second Amendment to the Supplemental Plan (as amended and restated effective January 1, 2008) as of October 1, 2010 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 8, 2010, Commission file number 1-9076).

10.6.	2011 Long-Term Incentive Plan (incorporated herein by reference to Appendix C to our Proxy Statement filed on March 7, 2011, Commission file number 1-9076).

(i)	First Amendment to the 2011 Long-Term Incentive Plan (incorporated herein by reference to Annex A to our additional definitive proxy materials on Schedule 14A filed on March 29, 2011, Commission file number 1-9076).

(ii)	Form of Founders Grant Restricted Stock Unit Agreement Terms and Conditions (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 3, 2011, Commission file number 1-9076).

(iii)	Form of Founders Grant Nonqualified Stock Options Terms and Conditions (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 3, 2011, Commission file number 1-9076).

(iv)	Form of Performance Share Award Agreement for 2012-2014 Awards under the 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2012, Commission file number 1-9076).

(v)	Form of Restricted Stock Unit Agreement for awards granted to certain executives in February 2012 under the 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the period ended March 31, 2012, Commission file number 1-9076).

(vi)	Form of Nonqualified Stock Option Terms and Conditions for awards granted to certain executives in February 2012 under the 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the period ended March 31, 2012, Commission file number 1-9076).

10.7.	Beam Inc. 2012 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on November 9, 2011, Commission file number 333-177865).

10.8.	2002 Non-Employee Director Stock Option Plan, as amended (incorporated by reference to Exhibit 10a1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2003, Commission file number 1-9076).

(i)	Form of Stock Option Agreement (incorporated by reference to Exhibit 10d1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2004, Commission file number 1-9076).

(ii)	Amendment to 2002 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q for the period ended September 30, 2007, Commission file number 1-9076).

10.9.	2010 Non-Employee Director Stock Plan (incorporated by reference to Appendix B to our Definitive Proxy Statement filed on March 8, 2010, Commission file number 1-9076).

10.10.	Directors Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the period ended September 30, 2007, Commission file number 1-9076).

10.11.	Resolutions of the Board of Directors of the Company adopted on October 28, 1986 and July 26, 1988 adopting and amending a retirement plan for directors of the Company who are not officers or employees of the Company or a subsidiary thereof (incorporated by reference to Exhibit 10e1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission file number 1-9076).

(i)	Resolution of the Board of Directors of the Company adopted on July 26, 1994 amending the resolutions regarding a non-employee director retirement plan (incorporated by reference to Exhibit 10e2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission file number 1-9076).

(ii)	Resolutions of the Board of Directors of the Company adopted on January 28, 1997 providing for the accrual of benefits under the non-employee director retirement plan to cease and terminating the non-employee director retirement plan for directors elected after 1997 (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, Commission file number 1-9076).

10.12.	Severance Plan for Vice Presidents, as amended and restated July 15, 2011 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2011, Commission file number 1-9076).

10.13.	Form of Agreement for the Payment of Benefits Following Termination of Employment dated as of October 4, 2011 between the Company and each of Messrs. Shattock, Probst, Newlands, Baladi and Baldock (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the period ended December 31, 2011, Commission file number 1-9076).

10.14.	Beam Executive Deferred Compensation Plan, effective as of January 1, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 10, 2012, Commission file number 1-9076).

Other Material Contracts

10.15	Underwriting Agreement, dated June 3, 2013, between the Company and Credit Suisse Securities (USA) LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated for themselves and on behalf of the several underwriters named therein (incorporated by reference to Exhibit 1 to our Current Report on Form 8-K filed on June 4, 2013, Commission file number 1-9076).

10.16.	Credit Agreement dated as of December 14, 2011, among Beam Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 16, 2011, Commission file number 1-9076).

10.17.	Indemnification Agreement dated as of September 14, 2011 between the Company and Fortune Brands Home & Security, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 15, 2011, Commission file number 1-9076).

10.18.	Tax Allocation Agreement dated as of September 28, 2011 between the Company and Fortune Brands Home & Security, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 30, 2011, Commission file number 1-9076).

10.19.	Employee Matters Agreement dated as of September 28, 2011 between the Company and Fortune Brands Home & Security, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 30, 2011, Commission file number 1-9076).

10.20.	Indemnification Agreement dated as of December 22, 1994 among the Company, The American Tobacco Company and Brown & Williamson Tobacco Corporation (incorporated by reference to Exhibit 10.64 of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007, Commission file number 1-9076).

10.21.	Supplemental Agreement dated as of July 30, 2004 among the Company, Brown & Williamson Tobacco Corporation and R.J. Reynolds Tobacco Company (formerly known as Brown & Williamson U.S.A., Inc.) (incorporated by reference to Exhibit 10a2 to our Quarterly Report on Form 10-Q for the period ended June 30, 2004, Commission file number 1-9076).

12#	Statement re computation of ratio of earnings to combined fixed charges and preferred dividends.

21#	Subsidiaries of the Company.

23#	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP.

24#	Powers of Attorney relating to execution of this Annual Report on Form 10-K.

31.1*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.

32#	Joint CEO/CFO Certification Required Under Section 906 of the Sarbanes-Oxley Act of 2002.

99#	List of Pending/Terminated Cases.

101#	The following materials from the Beam Inc. Annual Report on Form 10-K for the year ended December 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statement of Income, (ii) the Consolidated Statement of Comprehensive Income, (iii) the Consolidated Balance Sheet, (iv) the Consolidated Statement of Cash Flows, (v) the Consolidated Statement of Equity, and (vi) the Notes to the Consolidated Financial Statements.

*	Filed herewith.
†	The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.
††	In lieu of filing certain instruments with respect to long-term debt of the kind described in Item 601(b)(4) of Regulation S-K, the Company agrees to furnish a copy of such instruments to the SEC upon request.
#	Previously filed or furnished, as applicable, as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on February 18, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEAM INC.

Date: April 29, 2014	BY:	/S/ KENTON R. ROSE
Kenton R. Rose
Senior Vice President, General Counsel, Chief Administrative Officer and Secretary

Appendix A

RECONCILIATION OF NON-GAAP MEASURES

Use of Non-GAAP Financial Information

Management believes the measures used in this report that are not presented in accordance with generally accepted accounting principles (“GAAP”) provide investors with important perspectives into the Company’s ongoing business performance by excluding certain items, referred to as “charges / gains,” that management believes are not indicative of the Company’s underlying results for purposes of analyzing performance on a year-over-year basis. The Company’s definition of charges / gains includes (when applicable) restructuring charges, other charges related to restructuring initiatives that cannot be reported as restructuring under GAAP, acquisition and integration related costs, gain/loss on the disposition of assets, asset impairment charges, loss on early extinguishment of debt and distribution gains from the wind down of our former Maxxium investment. Charges / gains excluded from GAAP results may also include other items which management believes are not indicative of the Company’s underlying operating performance for purposes of evaluating past and future performance; such items are excluded from GAAP results to improve comparability between periods.

Additional non-GAAP measures included in this report include amounts identified as consist of income statement data on a before “charges/gains” basis, comparable net sales growth, adjusted free cash flow, and adjusted return on invested capital. The Company does not intend for this information to be considered in isolation or as a substitute for the related GAAP measures. Other companies may define the measures differently. Reconciliations of non-GAAP measures to the most closely comparable GAAP measures, together with a further explanation as to why management believes the non-GAAP measures provide useful information, are included on the following pages.

Reconciliations of GAAP to Non-GAAP Measures (Unaudited)

($ in millions, except per share)

	Year Ended December 31, 2013			Year Ended December 31, 2012			% Increase (Decrease)
	GAAP	Adjustments (a)	Before Charges/ Gains (Non-GAAP)	GAAP	Adjustments (b)	Before Charges/ Gains (Non-GAAP)	GAAP	Before Charges/ Gains (Non-GAAP)
Net sales	$2,547.3	—	$2,547.3	$2,459.7	—	$2,459.7	3.6%	3.6%
Cost of goods sold	1,067.9	(2.0)		1,023.7	(0.8)

Gross profit	1,479.4	2.0	1,481.4	1,436.0	0.8	1,436.8	3.0%	3.1%
Advertising and marketing expense	401.0	—		398.7	—
Selling, general and administrative expense	392.2	3.1		412.9	(21.5)
Amortization of intangible assets	17.5	—		17.2	—
Gain on sale of brands and related assets	(13.2)	13.2		—	—
Restructuring charges	15.3	(15.3)		4.3	(4.3)
Business separation costs	—	—		13.8	(13.8)
Asset impairment charges	49.5	(49.5)		15.6	(15.6)

Operating income	617.1	50.5	667.6	573.5	56.0	629.5	7.6%	6.1%
Interest expense	91.6	—		109.0	—
Loss on early extinguishment of debt	56.9	(56.9)		—	—
Other income	(8.8)	0.1		(35.1)	19.9

Income from continuing operations before income taxes	477.4	107.3		499.6	36.1
Income tax expense	111.9	42.6		96.2	53.8

Income from continuing operations	$365.5	64.7	$430.2	$403.4	(17.7)	$385.7	-9.4%	11.5%

Diluted EPS—continuing operations	$2.24	0.39	$2.63	$2.51	(0.11)	$2.40	-10.8%	9.6%

(a)	2013: Cost of goods sold adjustments of $2 million primarily relate to accelerated depreciation expense incurred in connection with integrating the Pinnacle business into our operations. SG&A adjustments of $3 million primarily include a $12 million benefit related to the decrease in the fair value of estimated contingent consideration for our Skinnygirl ready-to-serve cocktail business based on revised estimated sales levels, offset by legal, forensic accounting and other third party expenses related to our India investigation ($8 million) and other asset write-offs related to repositioning our business in India ($2 million). Gain on sale of brands and related assets of $13 million relates to the sale of certain non-strategic, economy brands and related inventory in January 2013. Restructuring charges of $15 million primarily relate to an organizational restructuring plan to improve efficiency and effectiveness across the organization and include approximately $13 million of employee-related charges and $1 million of third party fees associated with strategic review of the plan. Asset impairment charges of $50 million relate to the non-cash impairment of a tradename in Spain. Loss on early extinguishment of debt of $57 million relates to our tender offer and subsequent redemption of senior notes. Income tax adjustments of $43 million includes tax benefits related to charges/gains, an $8 million benefit arising from the resolution of certain foreign tax return matters, a $6 million benefit related to our decision in the first quarter of 2013 to participate in a tax amnesty program resulting in an adjustment to uncertain tax positions, and a $4 million benefit related to the repatriation of foreign earnings, partially offset by tax expense of $10 million in connection with a foreign tax law change enacted in the current period.

(b)	2012: SG&A adjustments of $22 million primarily include $17 million of acquisition/integration related charges (legal, financial advisory and contract termination charges) and $4 million of charges associated with our internal investigation with respect to our India operations. Restructuring charges of $4 million primarily includes employee-related charges related to the restructuring of a business acquired in 2012. Business separation charges of $14 million relate to a pension settlement charge associated with a distribution to former Fortune Brands executives. Asset impairment charges of $16 million relate to the impairment of one Spanish tradename. Other income of $20 million primarily includes a tax indemnification received by Beam ($18 million). Income tax adjustments of $54 million primarily includes tax benefits related to charges/gains, foreign tax credits and a net benefit arising from the resolution of certain tax return matters.

Reconciliation of Percentage Change in GAAP Net Sales to Percentage Change in Comparable Net Sales

(Unaudited)

	Year Ended December 31, 2013
	GAAP Basis	Foreign Currency Exchange Rates	Acquisitions/ Divestitures	Non-GAAP - Comparable Basis
	%			%
Consolidated Net Sales	4	—	(2)	2
Operating Segments
North America	8		(3)	5
EMEA	7	(2)	1	6
APSA	(11)	2		(9)

Comparable net sales growth rate represents the percentage increase (decrease) in reported net sales in accordance with GAAP, adjusted for certain items. We believe comparable net sales growth is useful in evaluating sales growth on a year-over-year basis exclusive of items that are not indicative of the brands’ performance such as foreign exchange impacts and acquisitions/divestitures. See the section “Use of Non-GAAP Financial Information” (above) for additional information related to the use of Non-GAAP measures.

Reconciliations of GAAP to Non-GAAP Measures (Unaudited)

Free Cash Flow (a)

($ in millions)

Year Ended December 31,
2013
GAAP cash provided by operating activities	$423.8

Add (deduct):
Capital expenditures, net of disposition proceeds (b)	(109.0)
Cash used for discontinued operations (c)	17.0

Free cash flow (Non-GAAP)	$331.8

(a)	Free cash flow is defined as GAAP cash flow from operations less capital expenditures for property, plant and equipment additions (net of disposition proceeds), adjusted for operating cash flow related to discontinued operations. Management believes free cash flow provides investors with an important perspective on the cash available for dividends, debt repayment, and acquisitions after making the capital investments required to support ongoing business operations and long term value creation. Management uses free cash flow to assess business performance and overall liquidity.

(b)	Disposition proceeds in the 2013 periods exclude $5 million received from the sale of certain assets from the Pinnacle business acquired in 2012.

(c)	Represents cash used primarily for settlement of liabilities of divested businesses and payment of incentive compensation, severance and pension benefits to former Fortune Brands executives.

See the page entitled “Use of Non-GAAP Financial Information” for further information relating to the Company’s use of non-GAAP measures.

Reconciliations of GAAP to Non-GAAP Measures (Unaudited)

Return on Invested Capital (ROIC) from Continuing Operations

($ in millions)	Year Ended December 31, 2013 - Income from Continuing Operations plus After-tax Interest and Loss on Debt Extinguishment	Average Invested Capital	ROIC
Unadjusted	$462	$6,956 (a)	7%
Add: impact of “charges/gains” (previously defined)	28	(16)

ROIC before charges/gains (Non-GAAP)	490	6,940	7%
Impact of excluding goodwill and other intangibles	11	(4,780)

ROIC before charges/gains and excl. goodwill and other intangibles (Non-GAAP)	$501	$2,160	23%

(a)	Represents continuing operations.

ROIC is income from continuing operations plus after-tax interest expense and loss on extinguishment of debt divided by the average of invested capital (debt less cash plus stockholders’ equity plus after-tax amounts of interest expense and loss on early extinguishment of debt). Adjusted ROIC is adjusted for the amounts used to calculate adjusted income from continuing operations. Invested capital is a multi-point average of the 12 months ended December 31, 2013.

See the page entitled “Use of Non-GAAP Financial Information” for further information relating to the Company’s use of non-GAAP measures.